Form 10-K
period 2023-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2024-02-29
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Medical Properties Trust, Inc. Yes ☐ No ☒ MPT Operating Partnership, L.P. Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the 591.3 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $5.5 billion based upon the last reported sale price of $9.26 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 16, 2024, 599.1 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 30, 2024 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2023, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

•
our business strategy;
•
our projected operating results;
•
our ability to raise funds through disposals of properties and other liquidity transactions, including our ability to dispose of properties on favorable terms or at all;
•
our ability to raise funds through offerings of debt and equity securities and joint venture arrangements;
•
our ability to obtain future financing arrangements (including refinancing of existing financing arrangements);
•
our ability to close on any pending transactions or complete current development projects on the time schedule or terms described or at all;
•
our ability to acquire, develop, and/or manage additional facilities in the United States (“U.S.”), Europe, South America, or other foreign locations;
•
availability of suitable facilities to acquire or develop;
•
our ability to enter into, and the terms of, our prospective leases and loans;
•
our ability to re-lease facilities at similar rates as vacancies occur;
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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward-looking statements. You should carefully consider these risks before you make an investment decision with respect to our common stock and other securities, along with, among others, the following factors that could cause actual results to vary from our forward-looking statements:

•
macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, rising inflation and movements in currency exchange rates, and may negatively impact the financial condition of our tenants;
•
the risk that we are not able to recover deferred rent or our other investments in Steward Health Care System LLC (“Steward”) at full value, within a reasonable time period or at all;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all, including the transactions described in Notes 8 and 13 to Item 8 of this Annual Report on Form 10-K;
•
the risk that we are not able to attain our leverage, liquidity, and cost of capital objectives within a reasonable time period or at all;

•
our ability to obtain debt financing on attractive terms or at all, as a result of changes in interest rates and other factors, which may adversely impact our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due, or pursue acquisition and development opportunities;
•
any downgrades in our credit ratings;
•
the ability of our tenants, operators, and borrowers (including those of our joint ventures) to satisfy their obligations under their respective contractual arrangements with us;
•
the ability of our tenants and operators to operate profitably and generate positive cash flow, comply with applicable laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel, and to attract patients;
•
the cooperation of our joint venture partners, including adverse developments affecting the financial health of such joint venture partners or the joint venture itself;
•
the economic, political and social impact of, and uncertainty relating to, the potential impact from health crises (like COVID-19), which may adversely affect our and our tenants’ business, financial condition, results of operations, and liquidity;
•
our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, and integrate acquisitions and investments;
•
the nature and extent of our current and future competition;
•
factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•
our ability to maintain our status as a real estate investment trust ("REIT") for income tax purposes in the U.S. and United Kingdom ("U.K.");
•
changes in federal, state, or local tax laws in the U.S., Europe, South America, or other jurisdictions in which we may own healthcare facilities or transact business;
•
federal and state healthcare and other regulatory requirements, as well as those in the foreign jurisdictions where we own properties;
•
the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain equity or debt financing secured by our properties or on an unsecured basis;
•
loss of property owned through ground leases upon breach or termination of the ground leases;
•
potential environmental contingencies and other liabilities;
•
our ability to attract and retain qualified personnel;
•
the risks and uncertainties of litigation or other regulatory proceedings and investigations;
•
the accuracy of our methodologies and estimates regarding environmental, social, and governance (“ESG”) metrics and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our and our tenants’ ESG efforts; and
•
other factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

Any forward-looking statements speak only as of the date hereof. You should not place undue reliance on these forward-looking statements. Except as required by law, we disclaim any obligation to update such statements or to publicly announce the result of any revisions to any of the forward-looking statements contained in this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Set forth below is a summary of the risks described under Item 1A. Risk Factors in the Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS, TENANTS, AND STRATEGY

•
Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations, and financial condition.
•
Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Priory, Prospect, and Lifepoint Behavioral.
•
We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.
•
The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.
•
It may be costly to replace defaulting tenants and we may not find suitable replacements on suitable terms.
•
It may be costly to find new tenants when lease terms end, and we may not be able to replace such tenants with suitable replacements on suitable terms.
•
We have experienced rapid growth over the years, from adding new tenants to expanding our global footprint, and our failure to effectively manage our growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.
•
We have less experience with healthcare facilities located outside the U.S.
•
We and our tenants have exposure to contingent rent escalators, which could impact profitability.
•
Our business is highly competitive, and we may be unable to compete successfully.
•
Many of our tenants have an option to purchase the facilities we lease to them, which could disrupt our operations.
•
Merger and acquisition activity or consolidation in the healthcare industry may result in a change of control of, or a competitor’s investment in, one or more of our tenants or operators, which could have a material adverse effect on us.
•
Our investments in joint ventures could be adversely affected by our lack of control, our partners’ failure to meet their obligations, and disputes with our partners.
•
Increased scrutiny and changing expectations from investors, employees, and other stakeholders regarding our ESG practices and reporting could cause us to incur additional costs, devote additional resources, and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

FINANCING RISKS

•
Limited access to capital may restrict our growth.
•
Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.
•
Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.
•
Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.
•
The market price and trading volume of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investment.
•
Future sales of common stock may have adverse effects on our stock price.
•
Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.
•
An increase in market interest rates may have an adverse effect on the market price of our securities.

RISKS RELATING TO REAL ESTATE INVESTMENTS

•
Our investments are and are expected to continue to be concentrated in a single industry segment, making us more vulnerable economically than if our investments were more diversified.
•
Our facilities may not have efficient alternative uses, which could impede our ability to find replacement tenants in the event of termination or default under our leases.
•
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our facilities and harm our financial condition.
•
Development and construction risks could adversely affect our ability to service debt and make distributions.
•
We may be subject to risks arising from future acquisitions of real estate.
•
Our facilities may not achieve expected results, which may harm our financial condition and operating results and our ability to service our debt and make the distributions to our stockholders required to maintain our REIT status.
•
We may suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits.

•
Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to service debt and make distributions to stockholders.
•
Certain of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.
•
As the owner and lessor of real estate, we are subject to risks under environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.
•
Our interests in facilities through ground leases expose us to the loss of the facility upon breach or termination of the ground lease, may limit our use of the facility, and may result in additional expense to us if our tenants vacate our facility.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

•
The continued pressure on fee-for-service reimbursement from third-party payors and the shift towards alternative payment models, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.
•
Significant regulation and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our tenants' financial condition and results of operations and affect their ability to make payments to us.
•
Our tenants are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make payments to us and adversely affect their profitability.
•
Certain of our lease arrangements may be subject to laws related to fraud and abuse or physician self-referrals.
•
We may be required to incur substantial renovation costs to make our healthcare properties suitable for other tenants.
•
State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

RISKS RELATING TO OUR ORGANIZATION AND STRUCTURE

•
We depend on key personnel, the loss of any one of whom may threaten our ability to operate our business successfully.
•
Pursuant to Maryland law, our charter and bylaws contain provisions that may have the effect of deterring changes in management and third-party acquisition proposals, which in turn could depress the price of our common stock or cause dilution.
•
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of our technology (or that of our third-party vendors) could harm our business.
•
Unfavorable resolution of pending and future litigation, regulatory proceedings, or governmental inquiries could have a material adverse effect on our and our tenants' business, results of operations, financial condition, and reputation.
•
Changes in accounting pronouncements could adversely affect us and the reported financial performance of our tenants.

TAX RISKS

•
Loss of our tax status as a REIT would have significant adverse consequences to us and the value of our common stock.
•
Failure to make required distributions as a REIT would subject us to tax.
•
Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
•
If certain sale-leaseback transactions are not characterized by the Internal Revenue Service (“IRS”) or similar tax authorities internationally as “true leases,” we may be subject to adverse tax consequences.
•
Transactions with TRSs may be subject to excise tax.
•
Loans to our tenants could be characterized as equity, in which case our income from that tenant might not be qualifying income under the REIT rules and we could lose our REIT status.
•
Certain transfers may generate prohibited transaction income, resulting in a penalty tax on gain attributable to the transaction.
•
Changes in U.S. or foreign tax laws, regulations, including changes to tax rates, may adversely affect our results of operations.

PART I

ITEM 1. Business

Overview

We are a self-advised REIT formed in 2003 to acquire and develop net-leased healthcare facilities. At December 31, 2023, we had investments in 439 facilities and approximately 43,000 licensed beds in 31 states in the U.S., seven countries in Europe, and Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

Our primary business strategy is to acquire and develop healthcare facilities and lease the facilities to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners that share our view that healthcare facilities are part of the infrastructure of any community, which we refer to as investments in unconsolidated real estate joint ventures. We also make mortgage loans to healthcare operators collateralized by their real estate assets. In addition, we may make loans to certain of our operators through our taxable REIT subsidiaries (“TRS”), the proceeds of which are typically used for working capital and other purposes. From time-to-time, we may make noncontrolling investments in our tenants, which we refer to as investments in unconsolidated operating entities. These investments are typically made in conjunction with larger real estate transactions with the tenant that give us a right to a share in such tenant’s profits and losses, and provide for certain minority rights and protections. Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to serve their communities by unlocking the value of their real estate assets to fund facility improvements, technology upgrades, and other investments in operations.

Our investments in healthcare real estate, other loans, and any investments in our tenants are considered a single reportable segment as further discussed in Note 1 of Item 8 of this Annual Report on Form 10-K.

Assets

At December 31, 2023 and 2022, our total assets were made up of the following (dollars in thousands):

	2023		2022
Real estate assets - at cost	$14,778,132	80.8%	$15,917,839	81.0%
Accumulated real estate depreciation and amortization	(1,407,971)	(7.7)%	(1,193,312)	(6.1)%
Cash and cash equivalents	250,016	1.4%	235,668	1.2%
Investments in unconsolidated real estate joint ventures	1,474,455	8.0%	1,497,903	7.6%
Investments in unconsolidated operating entities	1,778,640	9.7%	1,444,872	7.4%
Other	1,431,572	7.8%	1,755,030	8.9%
Total assets	$18,304,844	100.0%	$19,658,000	100.0%

Revenues

The following is a breakdown of our revenues for the years ended December 31, 2023 and 2022 (dollars in thousands):

	2023		2022
Rent billed	$803,375	92.2%	$968,874	62.8%
Straight-line rent	(127,894)	(14.7)%	204,159	13.2%
Income from financing leases	127,141	14.6%	203,580	13.2%
Interest and other income	69,177	7.9%	166,238	10.8%
Total revenues(1)	$871,799	100.0%	$1,542,851	100.0%
(1)
Total 2023 revenues include approximately $459 million of reserves for rent billed, straight-line rent, and interest and other income, primarily related to Steward, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction and other activity for 2023 and 2022.

Portfolio of Properties

As of February 16, 2024, our portfolio consisted of 439 properties: 420 facilities are leased to 54 tenants, along with others in the form of developments and mortgage loans, and less than 1% of total assets that are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 108 facilities are owned by way of our five unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 192 general acute care hospitals, 70 behavioral health facilities, 114 inpatient rehabilitation hospitals (“IRFs”), 20 long-term acute care hospitals (“LTACHs”), and 43 freestanding ER/urgent care facilities (“FSERs”).

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

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, according to the 2023 American Hospital Association statistics report, there were approximately 5,100 community hospitals in 2021 throughout the U.S. We typically acquire and develop net-leased facilities that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

•
General acute care hospitals — provide inpatient and outpatient care for the treatment of acute conditions and manifestations of chronic conditions, illnesses, or injuries including both surgical and non-surgical treatments/interventions. This type of facility also provides ambulatory care through onsite emergency rooms.
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

On a property type basis, our total assets at December 31, 2023 are as follows:

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

At December 31, 2023, our largest investment in any single property was approximately 2% of our total assets. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe and South America. See Note 3 to Item 8 of this Annual Report on Form 10-K for more detail on our geographic concentration information.

Underwriting/Asset Management

Revenues from rents we earn pursuant to lease agreements with our tenants make up approximately 92% of our total revenues with the remainder of our income coming from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are impacted by economic, regulatory, healthcare, and market conditions (along with the possibility of natural disasters, health crises, or pandemics, like COVID-19) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators (based on available data provided by our tenants/borrowers) that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

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
•
changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., as well as equivalent payors in Europe, and South America) and private payors (including commercial insurance and private pay patients);
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
•
an ongoing assessment of the operating environment of our tenants, including demographics, competition, market position, status of compliance, accreditation, quality performance, and health outcomes as measured by The Centers for Medicare and Medicaid Services ("CMS"), The Joint Commission, and other governmental bodies in which our tenants operate;
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

Healthcare Industry

The delivery of the majority of healthcare services, whether in the U.S. or elsewhere, requires real estate. The global outbreak of COVID-19 further validated this, as hospitals during the pandemic were proven invaluable. As a consequence, healthcare providers depend on real estate to maintain and grow their businesses. We believe that the healthcare real estate market provides investment opportunities due to the:

•
compelling demographics driving the demand for health services;
•
specialized nature of healthcare real estate investing; and
•
consolidation of the fragmented healthcare real estate sector.

As noted previously, we have investments in nine different countries across three continents, subsequent to exiting Australia as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we currently do business (according to government sources and healthcare industry reports):

United States (population - approximately 335 million)

•
U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.

•
U.S. currently ranks highest in overall health expenditure in the world with $4.5 trillion in 2022, or $13,439 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 17.3% in 2022.
•
In 2022, the largest share of total health spending was paid by the federal government at 33%, with individual pay at 28%, private business funding 18%, state and local governments making up 15%, and other private sources accounting for 6%.
•
Medicare spending grew 5.9% to $944.3 billion in 2022, or 21% of total National Health Expenditures (“NHE”).
•
Medicaid spending grew 9.6% to $805.7 billion in 2022, or 18% of total NHE.
•
Hospital expenditures grew 2.2% to $1.4 trillion in 2022.
•
Out-of-pocket spending grew 6.6% to $471.4 billion in 2022, or 11% of total NHE.

United Kingdom (population - approximately 68 million)

•
All English residents are entitled to public healthcare through the National Health Service (“NHS”), including hospital, physician, and mental health care.
•
Overall health expenditures grew to £282.6 billion in 2022, up from £280.7 billion in 2021.
•
Health expenditures accounted for 11.3% of GDP in 2022.
•
Government-financed healthcare expenditure made up 82% of healthcare spending in 2022.
•
The main provider type of government-financed healthcare was hospitals, making up 46% of government healthcare expenditure in 2021.
•
Private household out-of-pocket and voluntary health insurance spending totaled £46.4 billion in 2022, up from £42.5 billion in 2021.

Switzerland (population - approximately 9 million)

•
Switzerland operates a universal healthcare system which is highly decentralized, with the cantons playing a key role in its operation.
•
Health expenditures accounted for 11.3% of GDP in 2022.
•
Overall health expenditures were CHF86.3 billion in 2021, which was a 5.9% increase from 2020.
•
In 2021, hospital care represented 35% of total health expenditures.

Germany (population - approximately 84 million)

•
Health insurance in Germany is compulsory and consequently offers almost universal coverage.
•
Health expenditures were approximately 12.7% of GDP in 2022.
•
Health expenditures were €474.1 billion in 2021, or €5,699 per person, which was a 7.5% increase from 2020.
•
In 2021, private health insurance accounted for 8.0% of total health expenditures.
•
Hospital expenditures totaled €114.8 billion in 2021, up from €114.3 billion in 2020.

Spain (population - approximately 47 million)

•
Spain has a public healthcare system, mainly financed by taxes, which allows residents to have access to free or very low-cost healthcare.
•
In 2022, total health expenditures were €139.5 billion, or 10.5% of GDP.
•
In 2021, hospital care represented approximately 62% of the overall public healthcare expenditure.
•
Public spending accounted for 74% of all health spending in 2020.
•
Out-of-pocket payments were 19.6% in 2020.

Italy (population - approximately 60 million)

•
Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents and is funded by corporate and value-added tax revenues collected by the central government.
•
In 2022, total health expenditures were €173 billion, or 9.0% of GDP.
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
•
In 2022, total health expenditures were €27.4, or 10.2% of GDP.
•
In 2020, public spending on healthcare accounted for 79% of the overall healthcare expenditure.
•
In 2020, 16% of total health spending was paid out-of-pocket.

Portugal (population - approximately 10 million)

•
Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•
Health spending in Portugal accounted for 10.6% of GDP in 2022, down from 11.2% in 2021.
•
Overall health expenditures were €23.7 billion in 2021, or €2,630 per person.
•
Public spending accounted for 63% of all health spending in 2021.
•
In 2021, 29% of total health spending was paid out-of-pocket.

Colombia (population - approximately 52 million)

•
Colombia provides universal public and private coverage available for purchase through private companies where all citizens are entitled to a comprehensive health benefit package.
•
In 2022, health expenditures were 8.1% of GDP.
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

Our current leases and loans have a weighted-average remaining initial term of 16.8 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (“CPI”), or similar indexes for properties outside the U.S. and/or fixed minimum annual rent escalations.

Significant Tenants

Our top five tenants, on a total asset basis, were as follows (dollars in thousands):

Total Assets by Operator

	As of December 31, 2023			As of December 31, 2022
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Steward	$3,518,537		19.2%	$4,762,673	24.2%
Circle	2,119,392		11.6%	2,062,474	10.5%
Priory	1,391,005		7.6%	1,290,213	6.6%
Prospect	1,092,974		6.0%	1,483,599	7.5%
Lifepoint Behavioral Health	813,527		4.4%	985,959	5.0%
Other operators	7,352,012		40.2%	7,461,923	38.0%
Other assets	2,017,397	(2)	11.0%	1,611,159	8.2%
Total	$18,304,844		100.0%	$19,658,000	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of $700 million as part of the Prospect Transaction as further described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Steward

Affiliates of Steward lease 36 facilities across five different markets pursuant to two master lease agreements (one of which covers the eight properties that are part of the joint venture with Macquarie Asset Management ("MAM"), as further described in Note 3 to Item 8 of this Annual Report on Form 10-K). The master leases are basically identical and have a fixed term ending October 2041 with one remaining five-year extension option, plus annual inflation-based escalators. At December 31, 2023, these facilities had an average remaining fixed lease term of 17.8 years. The remaining five-year extension option must include all leased properties within the respective master lease, if exercised. The master leases include a right of first refusal for the repurchase of the leased properties.

In addition to the master leases, we hold a working capital and other loan totaling approximately $211 million, which the working capital loan consists of multiple tranches with varying terms. We also have a $362 million loan to affiliates of Steward, the terms of which provide us opportunities for participation in the value of Steward’s growth. Finally, we hold a 9.9% equity investment in Steward.

During 2023, Steward sold its operations in five Utah general acute care facilities to Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health ("CommonSpirit").

Operational and Liquidity Challenges

Steward delayed paying a portion of its September 2023 rent and paid only $16 million of its required $70 million of rent and interest obligations (including our share of rent due to the Massachusetts partnership with MAM) for the 2023 fourth quarter. Our initial lease transaction with Steward began in 2016, and they have made approximately $2 billion in rent and interest payments since that time.

According to Steward, its cash flows from operations have been impacted by challenges related to revenue cycle management and a backlog of accounts payable. Earlier Steward’s management had described to us its plans for continued improvements to profitability, access to working capital liquidity, and sales of certain non-core assets. Based on these initiatives, the reported profitability of Steward's operations at our facilities, our cross-defaulted master lease structure, and the additional security of our overall collateral interests, we believed that Steward would be able to satisfy its rental obligations over the full term of our master leases. However, despite Steward obtaining additional working capital financing and selling its non-core laboratory business in the 2023 fourth quarter, Steward informed us in December 2023 that its cash collection challenges had become more pronounced and coupled with significant changes to vendor payment terms, their liquidity had been negatively impacted.

To improve its liquidity position, Steward plans to pursuing several strategic transactions, including the sale or re-tenanting of certain hospital operations and working with a third-party capital partner to divest of its managed care business. In addition, Steward has plans to intensify measures to improve cash collections and overall governance, including the establishment of a transformation committee comprised of newly appointed independent directors.

Separately, we have engaged financial and legal advisors to advise us on our best options to protect our investments, including the recovery of unpaid rent and interest. To this point and while Steward executes on its plan, we agreed to fund a $60 million bridge loan (of which we funded in January 2024) secured by our existing collateral as well as new second liens on the managed care business of Steward. We and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and have funded an additional $37.5 million each to Steward. In addition to these fundings, we agreed to a forbearance agreement in which we consented to the deferral of unpaid rent and interest through December 2023, as well as a limited and tapering deferral of rent in 2024.

Due to the operational and liquidity challenges that Steward is facing, we moved to the cash basis of accounting for our leases and loans with Steward effective December 31, 2023. This resulted in the reserving of all unpaid rent and interest receivables at December 31, 2023 and the reversal of previously recognized straight-line rent receivables. In addition, we recorded impairment charges on certain real estate assets and on our 9.9% equity interest. In total, we recorded approximately $700 million of impairment and other charges. See Note 3 to Item 8 of this Annual Report on Form 10-K for further details.

Circle

Affiliates of Circle Health Ltd. ("Circle") lease 36 facilities pursuant to separate lease agreements. Of these leases, 34 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining two facilities are leased with a weighted-average remaining initial fixed term of 11.5 years along with annual inflation-based escalators and extension options.

On January 12, 2024, Centene Corporation finalized the divestiture of Circle to Pure Health, the largest integrated healthcare network in the Middle East.

Priory Group

Affiliates of Priory Group ("Priory"), a subsidiary of Median Kliniken S.á.r.l. ("MEDIAN"), lease 37 facilities pursuant to separate lease agreements. Of these properties, 31 are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2046, with two ten-year extension options plus annual inflation-based escalators. The remaining six facilities are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2044, with annual inflation-based escalators.

Subsequent to year-end, we sold our interest in a GBP syndicated term loan with MEDIAN as the borrower ("Priory syndicated term loan") for aggregate proceeds of £90 million.

See Note 3 and Note 13 to Item 8 of this Annual Report on Form 10-K for further details on Priory.

Prospect

Affiliates of Prospect Medical Holdings, Inc. (collectively, “Prospect”) lease nine facilities pursuant to two master lease agreements. Both master leases had initial fixed terms of 15 years (ending in August 2034) and contain two extension options of five years and one extension option of four years and nine months, plus annual inflation-based escalators. In addition to these master leases, we hold a $155 million mortgage loan secured by a first mortgage on four facilities in Pennsylvania and a $75 million term loan. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized.

During 2023, Prospect completed a recapitalization plan (referred to as the Prospect Transaction) that altered the nature of our investments with them and allowed for a deferral of rent and interest for a period of time. See Note 3 and Note 8 to Item 8 of this Annual Report on Form 10-K for further details of the Prospect Transaction.

Lifepoint Behavioral Health

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral Health, "Lifepoint Behavioral") (the "Lifepoint Transaction"). Lifepoint Behavioral leases 19 facilities pursuant to one master lease agreement. The master lease had an initial fixed term of 20 years (ending in October 2041), and contains two extension options of five years plus inflation-based escalators.

As part of the Lifepoint Transaction, our acquisition loan was re-paid in full and our equity ownership decreased to 20.9% of Lifepoint Behavioral. See Note 3 to Item 8 of this Annual Report on Form 10-K for additional information regarding the Lifepoint Transaction.

No other tenant accounted for more than 4.4% of our total assets at December 31, 2023.

Tax Structure

U.S.

We have operated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”) since 2004. Accordingly, we are generally not subject to U.S. federal corporate income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a "C" corporation.

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

International

For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

Effective July 1, 2023, we moved a majority of our U.K. assets into a U.K. REIT regime. The REIT requirements in the U.K. are generally similar to those in the U.S. We believe we have met all requirements as of December 31, 2023.

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

Seismic Standards

California Seismic Standards

The Alfred E. Alquist Hospital Facilities Seismic Safety Act of 1983 (“Alquist Act”), establishes, under the jurisdiction of the Department of Health Care Access and Information ("HCAI"), formerly the Office of Statewide Health Planning and Development ("OSHPD"), a program of seismic safety building standards for certain hospitals constructed on and after March 7, 1973. The law requires the California Building Standards Commission to adopt earthquake performance categories, seismic evaluation procedures, standards and timeframes for upgrading certain facilities, and seismic retrofit building standards. This legislation was adopted to avoid the loss of life and the disruption of operations and the provision of emergency medical services that may result from structural damage sustained to hospitals resulting from an earthquake. A violation of any provision of the act is a misdemeanor.

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC-5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, HCAI adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required HCAI to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit, or up to five years if the compliance plan was for a rebuild.

As of December 31, 2023, we have 19 licensed hospitals in California totaling investments of approximately $1.3 billion. Exclusive of one hospital granted an HCAI extension to January 1, 2025 (representing less than 0.7% of our total assets), under California AB 2190, all of our California hospitals are seismically compliant through 2030 as determined by HCAI. We expect full compliance by the end of 2024 for the one remaining hospital.

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

As of December 31, 2023, our two facilities in the high threat zone are seismic compliant. We estimate that our two facilities in Bogota, an intermediate threat zone, need approximately $15 million of seismic upgrades to become compliant under Colombian law. The deadline for making such upgrades is December 2024.

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

Competition

We compete in acquiring and developing facilities with financial institutions, other lenders, real estate developers, healthcare operators, other REITs, other public and private real estate companies, infrastructure and other funds, and private real estate investors. Among the factors that may adversely affect our ability to compete are the following:

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

To the extent that we experience vacancies in our facilities, we will also face competition in leasing those facilities to prospective tenants. The actual competition for tenants varies depending on the characteristics of each local market. Virtually all of our facilities operate in highly competitive environments, and patients and referral sources, including physicians, may change their preferences for healthcare facilities from time-to-time. The operators of our properties compete on a local and regional basis with operators of properties that provide comparable services. Operators compete for patients based on a number of factors, including quality of care, reputation, physical appearance of a facility, location, services offered, physicians, staff, and price. We also face competition for tenants, such as physicians and other healthcare providers, from owners of comparable healthcare facilities.

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

We maintain or require in our leases and mortgage loans that our tenants maintain applicable types of insurance on our facilities and their operations. In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2023, we believe that the policy specifications and insured limits of our tenant’s policies and our own policies are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice. However, no assurances can be given that we will not incur losses that are uninsured or that exceed our insurance coverage.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. This discussion does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In addition, in some instances we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise. Finally, though we have not included a comprehensive discussion of applicable foreign laws or regulations, our tenants in Europe and South America may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in real estate joint ventures is also subject to such laws and regulations. We are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government. Nonetheless, to the extent that a healthcare provider engages in transactions with our tenants, such as sublease or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated.

As in the U.S. under HIPAA and similar state data protection laws, our tenants in foreign jurisdictions may be subject to strict laws and regulations governing data protection (such as the European Union's General Data Protection Regulation ("GDPR")), generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval in foreign jurisdictions may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures.

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

Applicable Laws (not intended to be a complete list)

Anti-Kickback Statute. The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $100,000 per violation, ten years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. The Anti-Kickback Statute is an intent based statute, and has been broadly interpreted. As an example, courts have held that there is a violation of the Anti-Kickback Statute if just one purpose of an arrangement is to generate prohibited referrals despite the fact that there may be one or more other lawful purposes to the arrangement at issue.

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

Physician Self-Referral Statute (“Stark Law”). Unless subject to an exception, the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn) prohibits a physician from making a referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services) paid by Medicare or Medicaid if the physician or a member of his immediate family has a “financial relationship” with that entity. The prohibition further bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. The Stark Law is a strict liability Statute, and therefore, no intent is required to be shown in order to prove a violation of the Statute.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. Although our lease and loan agreements require lessees and borrowers to comply with the Stark Law (and we intend for them to comply with the Stark Law), we cannot offer assurance that the arrangements entered into by us, our facilities, or our tenants and borrowers will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

Data Privacy and Security. HIPAA restricts the use and disclosure of individually identifiable health information (“PHI”), among other things, provides for safeguards of PHI, and requires healthcare providers to notify patients of breaches of unsecured PHI. In general, our tenants based in the United States are subject to HIPAA, and they may also be subject to similar state laws addressing the privacy and security of protected health information. Additionally, our tenants in jurisdictions outside the United States may be subject to various laws and regulations addressing the privacy and security of protected health information. In general, we rely on our tenants to comply with their obligations with respect to HIPAA and other similar privacy and security laws and regulations.

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

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, which include, among other things, price fixing, market allocation, market monopolization, price discrimination, or acquisitions of competitors. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospitals, managed care plans, and physician practice acquisitions. As a REIT, our transactions involving solely the purchase and sale of real estate are generally exempt from these antitrust laws. Nonetheless, our tenants who operate hospitals, managed care plans, and physician practices may be subject to these laws governing anti-competitive behavior, and we cannot predict how the enforcement of these antitrust laws may affect the operations, the growth, or divestiture plans of our tenants.

Reimbursement Pressures. Healthcare facility operating margins have faced significant pressure due to the deterioration in pricing flexibility and payor mix, a continued shift toward alternative payment models, increases in operating expenses (particularly labor costs), reductions in levels of Medicaid funding due to state budget shortfalls, and other similar cost pressures on our tenants. Private payors may also rely, to a certain extent, on government reimbursement programs to set reimbursement rates which could further negatively impact the results and operations of our tenants. Though many of our tenants' operations have normalized since outbreak of COVID-19, we cannot predict how and to what extent pandemics like COVID-19 or other health crises may impact the business of our tenants or whether our business will be adversely impacted.

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

Environmental, Social, and Governance

Environmental, social, and governance initiatives are an important part of our overall corporate activities, and we intend to further our sustainability efforts in each of the three ESG pillars. Our approach to sustainability is overseen by our Board of Directors (“Board”), executive management team, and our Environmental and Social Committee, a committee of the Board that was formed to continuously improve programs, policies, and practices relating to environmental, social, and governance initiatives across all aspects of our business. In addition, our Ethics, Nominating and Governance Committee of the Board is responsible for developing and recommending corporate governance guidelines and policies. We also have an employee-led ESG Working Group, also known as the "Green Team" with responsibility for driving further environmental performance improvements across all aspects of our business.

In early 2023, we completed and published our second Corporate Responsibility Report, which describes how our approach to ESG issues enables us to support our employees, to build strong tenant relationships, and positions us for sustainable success. Our environmental sustainability initiatives focus on environmental improvements to our corporate operations and hospital facilities. As such, in 2023, we measured and reported greenhouse gas emissions from our controlled and part of our noncontrolled operations and now have incorporated green provisions into our standard lease, covering 55 facilities.

To more effectively track and communicate the Company's ESG performance, we have adopted various frameworks and methodologies, including participation in CDP's Climate Change Questionnaire, and reporting disclosures better aligned with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Disclosure.

Our ESG achievements over the past year include the following:

•
honored among Modern Healthcare Best Places to Work for the third consecutive year;
•
named to Newsweek's America's Most Responsible Companies 2024;
•
named to Newsweek's America's Greenest Companies 2024; and
•
recognized with a 2022-2023 Green Lease Leaders Silver Certification by the Institute for Market Transformation (IMT) and the DOE Better Building Alliance.

For additional information regarding our ESG initiatives and to view our Corporate Responsibility Report, please visit our website at www.medicalpropertiestrust.com.

Human Capital

Our employees are our most valuable asset. Led by our founding executives, we have a total of 121 employees as of February 16, 2024, located in the U.S., Luxembourg, and the U.K. None of our employees are subject to a collective bargaining agreement.

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

We offer a competitive benefits package that includes annual performance-based bonuses and stock compensation, a 401(k) plan, leading healthcare and insurance benefits, paid time off, health and wellness reimbursement programs, etc. designed to help recruit and retain high-quality, motivated employees, and to contribute to their health and security. We routinely evaluate and benchmark the competitiveness of our compensation and benefit programs to ensure that we are rewarding our employees and supporting their needs.

In 2023, a third party firm conducted an employee satisfaction survey to measure the level of satisfaction of each employee and gain insight into the health of our company. The responses and comments we received were overwhelmingly positive. As a result, MPT earned a 90% overall engagement score, high levels for employee satisfaction and confidence in executive management, and was selected as one of Modern Healthcare’s Best Places to Work in healthcare for 2023.

We believe it is important to be a good corporate citizen around the world, particularly in the communities where our employees live and work. We do this by providing financial support for private and public non-profit programs aimed at improving community public health and supporting the diverse interests of our employees. In addition, we encourage each of our employees to get involved in their communities to make a positive difference, and we provide time off to do so.

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

ITEM 1A. Risk Factors

The risks and uncertainties described herein are not the only ones facing us. There may be additional risk factors that we do not presently know of or that we currently consider not likely to have a significant impact on us, and it is not possible for us to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K for material updates to these risk factors. All of these risk factors could adversely affect our business, results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. See “A Warning About Forward Looking Statements” at the beginning of this Annual Report.

Risk factors pertaining to our Company generally fall within the following broad areas:

•
risks related to our business, tenants, and strategy;
•
financing risks;
•
risks relating to real estate investments;
•
risks relating to the healthcare industry;
•
risks relating to our organization and structure; and
•
tax risks.

RISKS RELATED TO OUR BUSINESS, TENANTS, AND STRATEGY

Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations, and financial condition.

Another economic or financial crisis, significant concerns over energy costs and inflation, rising interest rates, geopolitical issues (including as a result of the armed conflict between Russia and Ukraine, and recent escalation in the conflict between the State of Israel and Hamas, and potentially other countries in the Middle East and North Africa), the availability and cost of credit, or a declining real estate market in the U.S. or abroad can contribute to increased volatility, diminished expectations for the economy and the markets, shortage of available healthcare workers and related increased labor costs, and high levels of unemployment by historical standards. As was the case from 2008 through 2010, as well as most of 2022 and 2023, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate an economic decline.

Adverse U.S. and global market, economic and political conditions, including dislocations and volatility in the credit markets, rising inflation and interest rates, and general global economic uncertainty, could have a material adverse effect on our business, results of operations, and financial condition as a result of the following potential consequences, among others:

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices, or at all, or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and
•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and redevelopment opportunities, refinance existing debt, reduce our returns from our acquisition and redevelopment activities, reduce our ability to sell properties or re-tenant properties at favorable terms, and increase our future interest expense.

Public health crises, pandemics and epidemics, such as those caused by new strains of viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and, most recently, COVID-19, could adversely impact our and our tenants’ business by disrupting supply chains and transactional activities, creating labor shortages, and negatively impacting local, national, or global economies.

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Priory, Prospect, and Lifepoint Behavioral.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Steward, Circle, and others. Such operational challenges can result in our tenants and operators having to write-off uncollectible accounts receivable, incurring higher expenses, or even undergoing insolvency in certain cases.

For example, we recorded approximately $700 million of impairment charges related to Steward in the 2023 fourth quarter due to ongoing operational and liquidity challenges. For more information, including reserves and impairment charges, see Note 3 (Operational and Liquidity Challenges) to Item 8 of this Annual Report on Form 10-K. We are dependent upon the ability of our tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations. As of December 31, 2023, our largest tenants – Steward, Circle, Priory, Prospect, and Lifepoint Behavioral – represented 19.2%, 11.6%, 7.6%, 6.0%, and 4.4%, respectively, of our total assets.

We rely on our tenants to provide us with accurate financial and other information under the terms of our leases or in the ordinary course of business relationship, which we, in turn, use for making business decisions, assessing risk and calculating and reporting tenant coverage and other data. Because most of our tenants are private companies, the financial information they provide us with might not be audited. If the financial or other information provided to us by our tenants is not accurate, our reported tenant coverage and other data, which is based on such tenant-provided information might prevent us from making a timely or accurate business decision or adequately assessing risk in connection with a tenant, which could adversely impact our financial condition, results of operations, stock price, and reputation.

In addition, our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and South America and changes in regulations may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. Any adverse result to our tenants (particularly Steward, Circle, Priory, Prospect, and Lifepoint Behavioral) in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us.

We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2023, we have approximately $1.8 billion of investments in unconsolidated operating entities, including $0.4 billion of investments in Steward, our largest tenant. These investments include loans but also equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure.

As disclosed elsewhere in this Annual Report, Steward has been experiencing operational challenges, which could impact our ability to recover our investments, in part or at all, and therefore could have a material adverse impact on our financial condition, results of operations, stock price, and ability to make distributions to our stockholders. See the risk factor titled “Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Priory, Prospect, and Lifepoint Behavioral” and Item 7 of this Annual Report on Form 10-K.

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

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate the lease, repossess the facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants may initiate litigation in connection with a lease termination or repossession against us. If a tenant-operator defaults and we choose to terminate the lease, we would then be required to find another tenant-operator or to sell the facility. The transfer of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The lease of these properties to non-healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties, we may be forced to sell the properties at a loss. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Defaults by our significant tenants under master leases (like Steward, Circle, Priory, Prospect, and Lifepoint Behavioral) would have an even more pronounced negative impact. For recent developments in our relationship with Steward, see the risk factor titled "Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Steward, Circle, Priory, Prospect, and Lifepoint Behavioral" and Item 7 of this Annual Report on Form 10-K.

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

In past years, we have experienced growth through investments in healthcare properties and expansion into nine countries and three continents. We continually evaluate property acquisition and development opportunities as they arise. There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage any facilities that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies, and markets, and exposes us to local economic downturns and adverse market developments. Our failure to manage our growth effectively may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions to our stockholders. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and/or incur additional debt.

We have less experience with healthcare facilities located outside the U.S.

At December 31, 2023, we had approximately 39% of our total assets located in eight different countries outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit and future developments in the European Union, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

In addition, the revenues and expenses incurred internationally are denominated in either euros, British pounds, Swiss francs, or Colombian pesos, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins, and dividends, and may also affect the book value of our assets and the amount of stockholders’ equity. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents, and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our results of operations, the value of our international investments, and our ability to service our debt and make distributions to our stockholders.

We and our tenants have exposure to contingent rent escalators, which could impact profitability.

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI (or a similar index internationally), typically with specified caps and floors. If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions or higher than normal inflation results in significant increases in CPI (like has been the case in 2023), but the escalations under our leases are capped, our growth and profitability may be limited.

On the flip side, higher than normal increases in CPI could negatively impact our tenants' profitability, particularly if reimbursement revenues from governmental programs, like Medicare, do not keep pace. Even if these governmental programs eventually increase reimbursement rates in line with CPI, there could be interim shortfalls for our tenants, which may adversely impact our ability to collect rent/interest on a timely basis.

Our business is highly competitive, and we may be unable to compete successfully.

We compete for acquisition and development opportunities with, among others, private investors, including large private equity funds; healthcare providers, including physicians; other REITs; real estate developers; government-sponsored and/or not-for-profit agencies; financial institutions; and other lenders. Some of these competitors may have substantially greater financial resources than we have and may have better relationships with lenders and sellers. Competition for healthcare facilities may adversely affect our ability to acquire or develop healthcare facilities and the prices we pay for those facilities. If we are unable to acquire or develop facilities or if we pay too much for facilities, our revenue, earnings growth, and financial return could be materially adversely affected. Certain of our facilities, or facilities we may acquire or develop in the future, will face competition from other nearby facilities that provide services comparable to those offered at our facilities. Some of those facilities are owned by governmental agencies and supported by tax revenues, and others are owned by tax-exempt corporations and may be supported to a large extent by endowments and charitable contributions. Those types of support are not generally available to our facilities. In addition, competing healthcare facilities located in the areas served by our facilities may provide healthcare services that are not available at our facilities. From time-to-time, referral sources, including physicians and managed care organizations, may change the healthcare facilities to which they refer patients. Each of these circumstances could adversely affect our tenants and indirectly our results of operations, financial condition, and ability to service our debt and make distributions.

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

We have 112 leased properties that are subject to purchase options as of December 31, 2023. For 95 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements generally provide for an appraisal process to determine fair market value. For nine of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining eight properties, the purchase options approximate fair value.

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

We have investments in five unconsolidated real estate joint ventures with independent parties that total approximately $1.5 billion at December 31, 2023. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions if needed, that our partner might have economic or other interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we may need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

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

FINANCING RISKS

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 16, 2024, we had approximately $10.1 billion of debt outstanding - see "Contractual Commitments" in Item 7 of this Annual Report on Form 10-K for a schedule of our debt coming due over the next five years. Our indebtedness could have significant effects on our business, including by:

•
requiring us to use a substantial portion (or all) of our cash flow from operations to service our indebtedness, which would reduce available cash flow to fund working capital, development projects, and other general corporate purposes, as well as distributions;
•
forcing us to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;
•
reducing our ability to extend existing bank debt or refinance debt on favorable terms;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
restricting us from making strategic acquisitions or exploiting other business opportunities; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt.

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $1.8 billion in variable interest rate debt that we had outstanding as of February 16, 2024 (excluding the variable rate debt that we have fixed through interest rate swaps). If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in 2024 and future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, joint venture proceeds, or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. See Item 7 of this Annual Report on Form 10-K for further information on our current debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our unsecured credit facility ("Credit Facility") and the indentures governing our outstanding unsecured senior notes and other debt instruments that we may enter into in the future are subject to customary financial, operational, and reporting covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our Credit Facility and senior unsecured notes limit the amount of dividends we can pay. Finally, senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility to complete a transaction; however, such modified covenants are temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants, among others, that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 16, 2024, we had approximately $3.0 billion in variable interest rate debt along with €655 million and approximately $890 million in our joint venture arrangements with Primotop Holdings S.à.r.l. (“Primotop”) and MAM, respectively. This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we have entered into interest rate swaps to fix the interest rate on all but $1.8 billion of this debt and have an interest rate cap in place on another $890 million. However, even these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that these arrangements may result in higher interest rates than we would otherwise have (in the case of our interest rate swaps). Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to service our debt and make distributions to our stockholders.

The market price and trading volume of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investment.

As can be seen in 2023 and 2022, the market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. A variety of factors may cause significant price variations, including, we believe, the amount and status of short interest in our securities and any coordinated trading activities or large derivative positions in our common stock. For example, the potential for a short squeeze whereby a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, may result in volatility in our stock price. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price.

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

During 2023, our credit ratings were lowered by both S&P Global and Moody's Investors Service. As of February 16, 2024, S&P Global rates our unsecured notes at BB- while the credit rating on Medical Properties Trust is B+. Our corporate fund rating for Moody's was lowered to Ba2. Both agencies currently have a negative outlook on our ratings, and there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our price per share of common stock, relative to market interest rates. The year ended December 31, 2023 was impacted by significant market volatility, in part driven by rising inflation and interest rates. In recent periods, central banks have responded to rapidly rising inflation by tightening monetary policies, which could create headwinds to economic growth. The Federal Reserve raised interest rates seven times in 2022 and four times in 2023. The rate hikes enacted by the Federal Reserve have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. If market interest rates continue to increase, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make distributions, which (if paid in cash) reduce our ability to fund acquisitions and developments with retained earnings. Thus, access to the capital markets, bank borrowings, and other financing vehicles are important to fund new opportunistic investments. Due to market or other conditions, we may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, if at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to service our debt and make distributions to our stockholders.

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

Certain of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.

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

We have acquired interests in 28 facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the land. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, which could be a negative impact to our financial condition. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our facility lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

The continued pressure on healthcare reimbursement in the U.S. and other countries in which we do business, including shifts from fee-for-service reimbursement towards alternative payment models and other healthcare policy reforms, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

Sources of revenue for our tenants may include the U.S. Medicare and Medicaid programs, other government-sponsored payment programs, private insurance carriers, and health maintenance organizations, among others. In addition to ongoing efforts to reduce healthcare costs, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs.

The shift in our tenant payor mix away from fee-for-service payors results in an increase in the percentage of revenues attributable to alternative payment models implemented by private and government payors, which can lead to reductions in reimbursement for services provided by our tenants. In the U.S., there is continued focus on transitioning Medicare from its traditional fee-for-service model to models that employ one or more capitated, value-based, or bundled payment approaches, and private payors have implemented similar types of alternative payment models. Other countries where we do business have implemented various strategies to reduce overall healthcare cost or may do so in the future. Such efforts from private and government payors, in addition to general industry trends, continue to place pressures on our tenants to control healthcare costs. Furthermore, pressures to control healthcare costs and a shift away from traditional health insurance reimbursement have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. These shifts place further cost pressures on our tenants. We also continue to believe that, due to the aging of the population and the expansion of governmental payor programs, there will be a marked increase in the number of patients relying on healthcare coverage provided by governmental payors. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on these tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Additionally, government and commercial payors in the United States, and in other countries in which we do business, have the ability to withhold or delay claims payments to our tenants. Delayed or withheld payments may be due to a variety of reasons including, but not limited to, initial denials based on incomplete or inaccurate documentation, payors strategically slowing payments, a lack of funds available, or a combination of these and other factors. Delayed or withheld payments to our tenants may impact those tenants’ cash flow and working capital. We cannot predict when and to what extent these delays may occur, nor whether our business will be adversely impacted.

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

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. As with the U.S. healthcare industry, our tenants in the U.K., South America, and other parts of Europe are also subject in some instances to comparable types of laws, regulations, and rules that affect their ownership and operation of healthcare facilities. Although our lease and mortgage loan agreements require our tenants/borrowers to comply with applicable laws, and we intend for these facilities to comply with such laws, we do not actively monitor compliance. Therefore, we cannot offer any assurance that our tenants/borrowers will be found to be in compliance with such, as the same may ultimately be implemented or interpreted.

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

We depend on the services of our executives and other officers to carry out our business and investment strategy. If we were to lose any of these, it may be more difficult for us to locate attractive acquisition targets, complete our acquisitions, and manage the facilities that we have acquired or developed. Additionally, we will continue to need to attract and retain additional qualified officers and employees. The loss of the services of any of our officers, or our inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business and financial results.

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

Our charter and bylaws contain provisions that may impede third-party acquisition proposals. Our charter and bylaws also provide restrictions on replacing or removing directors. Directors may be removed by the affirmative vote of the holders of two-thirds of our common stock. Additionally, stockholders are required to give us advance notice of director nominations. Special meetings of stockholders can only be called by our president, our Board, or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transaction in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

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

Unfavorable resolution of pending and future litigation, regulatory proceedings, or governmental inquiries could have a material adverse effect on our and our tenants' business, results of operations, financial condition, and reputation.

From time-to-time, we or our tenants may be involved in litigation, regulatory proceedings and other governmental inquiries. In particular, recent media and political focus on private investments in healthcare has led to heightened regulatory focus in this area, including Congressional efforts to increase federal oversight over healthcare facilities and an increase in SEC enforcement activity and government investigations relating to certain of our assets and tenants. An unfavorable resolution of pending or future litigation, regulatory proceedings, governmental inquiries, or other claims could have a material adverse effect on our and our tenants’ business, results of operations and financial condition. Regardless of outcome, any litigation, regulatory proceeding or governmental inquiry, and related adverse publicity, may result in substantial costs and expenses, significantly divert the attention of management, and materially damage our reputation. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if not indemnifiable by our tenants, or if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

We believe that we qualify as a REIT for U.S. federal income tax purposes as of December 31, 2023. In addition, we own a direct interest in two subsidiary REITs that have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the 2019 and 2022 tax years, respectively. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the U.S. federal or state tax laws relating to, or the U.S. federal or state income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our Board to revoke the REIT election, which it may do without stockholder approval.

If we lose or revoke our REIT status (currently or with respect to any tax years for which the statute of limitations has not yet expired), we will face serious tax consequences that will substantially reduce the funds available for distribution because we would not be allowed a deduction for distributions to stockholders in computing our taxable income; therefore, we would be subject to U.S. federal income tax at regular corporate rates, and we might need to borrow money or sell assets in order to pay any such tax. We also could be subject to increased state and local taxes. Unless we are entitled to relief under statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify.

Separately, as of July 1, 2023, the majority of our real estate operations in the U.K. operate as a U.K. REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. If we were to fail the requirements of a U.K. REIT, the related U.K. operations would be subject to higher tax rates like non-REITs.

As a result of all these factors, a loss or revocation of our REIT status could have a material adverse effect on our financial condition and results of operations and would adversely affect the value of our common stock.

Failure to make required distributions as a REIT would subject us to tax.

In order to qualify as a U.S. REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (1) 85% of our ordinary income for that year; (2) 95% of our capital gain net income for that year; and (3) 100% of our undistributed taxable income from prior years.

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

A significant portion of our U.K. properties were restructured into a U.K. REIT as of July 1, 2023. Similar to the U.S. REIT qualification requirements, we must satisfy tests concerning, among other things, the sources of our U.K. income, the nature and diversification of our U.K. assets, the amounts we distribute to the shareholders of the U.K. REIT, and the ownership of the U.K. REIT shares. In order to meet these tests, we may be required to forego attractive business or investment opportunities.

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

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns or as a result of changes to applicable tax laws. The U.S. government, as well as the governments of many of the locations in which we operate (such as Germany, the U.K., Colombia, Portugal, Spain, Finland, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

ITEM 1B. Unresolved Staff Comments

The Company from time to time receives written comments from the staff (the “Staff”) of the SEC's Division of Corporation Finance regarding the Company’s periodic or current reports under the Securities Exchange Act of 1934, as amended. On July 3, 2023, we received a comment letter from the Staff requesting that we amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to include the audited financial statements of Steward as of and for the year ended December 31, 2022. On July 18, 2023, we responded to the comment letter and confirmed our intention to file such audited financial statements of Steward via Form 10-K/A promptly upon our receipt of the same from Steward. We reiterated our commitment to file such Steward financial statements in responses to further Staff comment letters received in November 2023 and January 2024.

As of the date of this annual report, however, we have not received from Steward its audited financial statements as of and for the year ended December 31, 2022, despite repeated requests by the Company pursuant to the terms of the Company’s leases with Steward. In our responses to the Staff, the Company respectfully noted that Steward is an independent third party that the Company does not control, and that there are no Board member, officer, or employee overlaps between the Company and Steward that could help facilitate the provision of the audited financial statements of Steward. Furthermore, we noted that the Company’s maximum equity investment in Steward is limited to a passive 9.9% interest under applicable tax law. As a result, we respectfully advised the Staff that the Company does not have the means to unilaterally compel the timely completion and delivery of Steward’s audited financial statements for filing with the SEC. As a private non-reporting and non-listed company, Steward is not otherwise required by law to produce audited financial statements for public release.

In its most recent response to the Staff on February 8, 2024, the Company nevertheless reaffirmed its commitment to file Steward’s audited financial statements for the year ended December 31, 2022, via Form 10-K/A promptly upon receipt.

ITEM 1C. Cybersecurity

Cyber Risk Management and Strategy

We have developed, implemented, and continue to maintain processes and procedures to identify and mitigate cybersecurity risks across our company (including our offices in Europe). Because we rely on various information technology systems and software programs to operate our business, we have an extensive cybersecurity program designed to protect our properties and confidential data. Our cybersecurity risk management and strategy program includes the following:

•
implementing the latest software releases and tools (including multi-factor authentication) in a timely manner;
•
seek to minimize the amount of personal information collected and stored about our employees and seek to avoid any collection and storage of non-financial or contact information from our tenants/borrowers;
•
constant security monitoring of computers, networks, and cloud-based information assets to detect and respond to cybersecurity risks and threats;
•
third party internal and external vulnerability assessments and penetration testing;
•
annual review and audit of cyber controls and procedures;
•
periodic review of cybersecurity procedures and implementation of new procedures as necessary to adhere to cybersecurity standards set forth by the National Institute of Standards and Technology;
•
periodic evaluation and review of cybersecurity risks associated with our use of key third-party business partners, vendors, and service providers. Because we do not control the systems or cybersecurity plans put in place by such third parties, and we may have limited contractual protections with such parties, we may be negatively impacted as a result of threats or incidents experienced by such third parties;
•
security awareness training provided during employee onboarding process and successful completion required at least annually for all employees with passing requirements;
•
employee anti-phishing campaigns performed at least quarterly;
•
a cybersecurity incident response plan, which is reviewed annually, but generally consists of a coordinated approach to investigating, containing, documenting, and reporting findings and keeping management and others informed and involved as appropriate; and
•
a cybersecurity risk insurance policy.

We have not identified any known cybersecurity threats or incidents within the prior year that have materially affected or are reasonably likely to materially affect us, including our overall business strategy, results of operations, or financial condition. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, there is no guarantee the measures and security we have implemented will be successful in detecting and preventing a cybersecurity incident. Please refer to Item 1A of this Annual Report on Form 10-K for more information regarding additional risks related to cybersecurity and information technology.

Cyber Governance

Cybersecurity holds a pivotal role in our comprehensive risk management processes and is a key focus for both our Board and management. Our management has primary responsibility for identifying, assessing, and managing our exposure to cybersecurity threats and incidents. However, the Board, led by members of the Risk Committee, oversees the enterprise risk management process, specifically addressing material risks stemming from cybersecurity threats.

The Board receives regular updates from the Computer Security Incident Response Team (“CSIRT”) to provide insight into significant cybersecurity risks, potential impacts on business operations, and management's strategies for identifying, monitoring, and mitigating these risks. This includes sharing results from assessments or audits of relevant processes.

Led by our Director of Information Technology and Security (“Director of IT”) with over 40 years of experience in Information Technology, our CSIRT, comprising cross-functional professionals, collaborates to execute our cybersecurity risk assessment and management processes by reviewing and assessing cybersecurity initiatives, including the incident response plan, cybersecurity compliance, training, and overall risk management efforts. The collaborative efforts of the Board and our skilled CSIRT team underscore our commitment to effectively addressing and mitigating cybersecurity risks within the organization.

ITEM 2. Properties

At December 31, 2023, our portfolio (including properties in our five real estate joint ventures) consisted of 439 properties (including properties under construction or in the form of a first lien mortgage loan) operated by 54 different operators. Our vacant facilities represent less than 0.3% of total assets at December 31, 2023.

	Total Properties	Total 2023 Revenues(A)	Total Assets(B)
	(Dollars in thousands)
United States:
Alabama	2	$791	$6,684
Arizona	18	2,131	547,789
Arkansas	2	10,146	78,146
California	19	102,224	1,252,674
Colorado	14	18,544	159,292
Connecticut	3	28,508	354,141
Florida	9	35,688	1,348,210
Idaho	6	34,423	265,368
Indiana	5	6,930	63,116
Iowa	1	5,307	48,592
Kansas	9	20,712	204,972	(C)
Kentucky	1	(5,093)	72,946
Louisiana	6	(33)	128,233
Massachusetts	10	(99,548)	732,550	(F)
Michigan	2	2,178	20,493
Missouri	4	17,350	125,633
Montana	1	1,915	18,696
New Jersey	6	35,515	263,870
New Mexico	2	5,187	48,463
North Carolina	1	3,114	31,849
Ohio	9	20,411	349,141
Oklahoma	2	7,495	72,377
Oregon	1	12,381	86,634
Pennsylvania	9	44,418	470,562
South Carolina	8	15,714	136,264
Texas	51	30,326	1,891,482	(D)
Utah	7	30,329	824,048
Virginia	2	2,863	19,418
Washington	2	4,187	37,536
Wisconsin	1	3,476	22,281
Wyoming	3	9,740	93,649
Other assets	—	—	1,397,170
Total United States	216	$407,329	$11,172,279
International:
Australia	—	$29,707	$—
Colombia	4	17,913	178,309
Germany	85	37,955	734,630	(F)
Italy	8	—	80,562	(F)
Portugal	2	3,410	50,151
Spain	9	8,349	252,529	(E)(F)
Switzerland	19	3,117	735,891	(F)
United Kingdom	92	352,594	4,261,944
Finland	4	11,425	218,322
Other assets	—	—	620,227
Total International	223	$464,470	$7,132,565
Total	439	$871,799	$18,304,844

(A)
Total 2023 revenues include approximately $459 million of reserves for billed rent, straight-line rent, and interest and other income, primarily related to Steward. See Note 3 to Item 8 of this Annual Report on Form 10-K.
(B)
Represents total assets at December 31, 2023.
(C)
Includes one facility that was vacant at December 31, 2023.
(D)
Includes development projects still under construction and facilities that were vacant at December 31, 2023.
(E)
Includes development projects still under construction at December 31, 2023.
(F)
For Germany, the U.S., Switzerland, Spain, and Italy, we own properties through five real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties	Total 2023 Revenues
	(Dollars in thousands)
Germany	71	$64,578
U.S.	8	41,217
Switzerland	19	48,606
Spain	2	7,033
Italy	8	9,218
Total	108	$170,652

A breakout of our facilities at December 31, 2023 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	192	35,112,270	20,758
Behavioral health facilities	70	3,272,782	4,479
IRFs	114	12,954,523	16,611
LTACHs	20	1,174,007	939
FSERs	43	407,936	—
	439	52,921,518	42,787

(A)
Excludes our facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2024	—	$—	—	—	—
2025	7	19,961	1.5%	1,371,928	778
2026	4	2,274	0.2%	332,221	238
2027	1	3,476	0.3%	102,948	13
2028	8	19,968	1.5%	2,281,409	548
2029	6	15,163	1.2%	734,452	527
2030	11	6,454	0.5%	220,258	59
2031	4	4,789	0.4%	172,655	89
2032	41	68,677	5.3%	1,291,879	804
2033	8	11,991	0.9%	230,296	142
Thereafter	336	1,147,291	88.2%	45,353,110	39,438
Total	426	$1,300,044	100.0%	52,091,156	42,636

(1)
Schedule includes leases and mortgage loans and related terms as of December 31, 2023.
(2)
Reflects all properties, including properties owned through our real estate joint ventures, except vacant properties and facilities that are under development.

(3)
The December 2023 base rent and mortgage loan interest per the lease/loan agreements are annualized. This does not include tenant recoveries, additional rents, and other lease/loan-related adjustments to revenue (i.e., straight-line rents, deferred revenues, or reserves/write-offs).

ITEM 3. Legal Proceedings

In 2023, we became party to various lawsuits as further described in Note 8 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is possible or to estimate reasonably possible losses.

In addition to the foregoing, we are currently and have in the past been subject to various legal proceedings and regulatory actions in connection with our business. We believe that the resolution of any current pending legal or regulatory matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal and regulatory matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of such matters could have a material adverse effect on our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

	High	Low	Dividends
Year Ended December 31, 2023
First Quarter	$14.00	$7.10	$0.29
Second Quarter	9.41	7.20	0.29
Third Quarter	10.74	4.97	0.15
Fourth Quarter	5.77	4.04	0.15
Year Ended December 31, 2022
First Quarter	$24.13	$19.51	$0.29
Second Quarter	21.55	14.10	0.29
Third Quarter	17.36	11.35	0.29
Fourth Quarter	13.33	9.90	0.29

On February 16, 2024, the closing price for our common stock, as reported on the New York Stock Exchange, was $3.56 per share. As of February 16, 2024, there were 46 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

(b) Not applicable.

(c) Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2023:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs(2) (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1-October 31, 2023	370	$5.38	—
November 1-November 30, 2023	—	—	—
December 1-December 31, 2023	—	—	—
Total	370	$5.38	—	$—

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which shares were purchased based on their fair market value on the vesting date.
(2)
On October 9, 2022, the Board of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $500 million of common stock, par value $0.001 per share. No shares were repurchased under this plan during 2023. The repurchase authorization expired on October 10, 2023.

The following graph provides a comparison of cumulative total stockholder returns for the period from December 31, 2018 through December 31, 2023, among us, the S&P 500 Index, MSCI U.S. REIT Index, and Dow Jones U.S. Real Estate Health Care Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Total Return Performance
Medical Properties Trust, Inc.
S&P 500 Index
MSCI U.S. REIT Index
Dow Jones U.S. Real Estate Health Care Index
Index Value
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Medical Properties Trust, Inc.	100.00	138.53	151.07	172.61	88.02	43.81
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
MSCI U.S. REIT Index	100.00	125.84	116.31	166.39	125.61	142.87
Dow Jones U.S. Real Estate Health Care Index	100.00	121.48	109.58	127.37	99.53	113.33

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

Overview

We are a self-advised healthcare REIT that was incorporated in Maryland on August 27, 2003, primarily for the purpose of investing in and owning healthcare facilities to be leased to healthcare operators under long-term net leases. We may also make mortgage loans to healthcare operators that are collateralized by the underlying real estate. We conduct our business operations in one segment. We currently have healthcare investments in the U.S., Europe, and South America. Our existing tenants are, and our prospective tenants will generally be, healthcare operating companies and other healthcare providers that use substantial real estate assets in their operations. We offer financing to these operators through 100% lease and mortgage financing and generally seek lease and loan terms on a long-term basis (typically at least 15 years) with a series of shorter renewal terms, generally in five year increments, at the option of our tenants and borrowers. We also have included and intend to include in our lease and loan agreements annual contractual minimum rate increases. Our existing portfolio’s minimum escalators are typically 2.0%. In addition, most of our leases and loans include rate increases based on the general rate of inflation (based on CPI or similar indices) if greater than the minimum contractual increases. Beyond rent or mortgage interest, our leases and loans typically require our tenants to pay all operating costs and expenses associated with the facility. Finally, from time-to-time, we may make noncontrolling investments in our tenants, typically in conjunction with larger real estate transactions with the tenant, that give us a right to share in such tenant’s profits and losses and provide for certain minority rights and protections.

We may make other loans to certain of our operators through our TRSs, which the operators use for working capital. Although it represents approximately 1.6% of our total assets at December 31, 2023, we consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that could yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create a competitive advantage for our company over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2023, our portfolio (including real estate assets in joint ventures) consisted of 439 properties, of which 434 properties are leased or loaned to 54 operators, including facilities under development or in the form of mortgage loans.

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

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

	For the Years Ended December 31,
	2023	2022
	(In thousands except per share data)
OPERATING DATA
Total revenues	$871,799	$1,542,851
Expenses:
Interest	411,171	359,036
Real estate depreciation and amortization	603,360	332,977
Property-related	41,567	45,697
General and administrative	145,588	160,494
Total expenses	1,201,686	898,204
Other (expense) income:
(Loss) gain on sale of real estate	(1,815)	536,755
Real estate and other impairment charges, net	(376,907)	(268,375)
Earnings from equity interests	13,967	40,800
Debt refinancing and unutilized financing benefit (costs)	285	(9,452)
Other (including fair value adjustments on securities)	7,586	15,344
Income tax benefit (expense)	130,679	(55,900)
Net (loss) income	(556,092)	903,819
Net income attributable to non-controlling interests	(384)	(1,222)
Net (loss) income attributable to MPT common stockholders	$(556,476)	$902,597
Net (loss) income attributable to MPT common stockholders per diluted share	$(0.93)	$1.50
Weighted-average shares outstanding — diluted	598,518	598,837
OTHER DATA
Dividends declared per common share	$0.88	$1.16
FFO(1)	$287,793	$934,312
Normalized FFO(1)	$951,066	$1,087,603
Normalized FFO per share(1)	$1.59	$1.82
Cash paid for acquisitions and other related investments	$212,287	$1,332,962

	December 31,
	2023	2022
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$14,778,132	$15,917,839
Real estate accumulated depreciation/amortization	(1,407,971)	(1,193,312)
Cash and cash equivalents	250,016	235,668
Investments in unconsolidated real estate joint ventures	1,474,455	1,497,903
Investments in unconsolidated operating entities	1,778,640	1,444,872
Other loans	292,615	227,839
Other	1,138,957	1,527,191
Total assets	$18,304,844	$19,658,000
Debt, net	$10,064,236	$10,268,412
Other liabilities	606,743	795,181
Total Medical Properties Trust, Inc. stockholders’ equity	7,631,600	8,592,838
Non-controlling interests	2,265	1,569
Total equity	7,633,865	8,594,407
Total liabilities and equity	$18,304,844	$19,658,000
(1)
See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2023 Highlights

In 2023, economic uncertainty, high interest rates, and inflationary pressures affected our business (and that of some of our tenants) and caused us to look at several initiatives to improve cash flows, reduce costs, and secure the value of our non-performing assets. Due to operational and liquidity challenges (as discussed previously above in "Significant Tenants" and in Note 3 to Item 8 of this Annual Report on Form 10-K), we recorded an approximate $700 million charge related to our investments in Steward and moved to the cash basis of accounting at December 31, 2023. In 2023, we completed strategic property sales, highlighted by the sale of our 11 Australia properties for A$1.2 billion. We used the proceeds from this sale to partially paydown our A$1.2 billion Australian term loan as well as our revolving credit facility. In regard to cost reduction, we implemented a REIT tax structure in the U.K. in the second quarter of 2023 that we expect will result in quarterly tax savings. In addition, we reduced our dividend from $0.29 per share per quarter to $0.15 starting with our dividend declared in the 2023 third quarter, which equates to annual cash savings of approximately $330 million. To help secure the value of our $1.7 billion investment in Prospect, we agreed to a restructuring, that included a new $700 million investment in PHP Holdings at December 31, 2023 (see Note 3 to Item 8 of this Annual Report on Form 10-K for more information on this transaction).

A summary of additional 2023 activity is as follows:

•
Reserved approximately $95 million of billed rent/interest receivables and straight-line rent receivables associated with two other domestic tenants and a loan to our international joint venture and began applying cash basis accounting on these investments;
•
Received approximately $205 million from Lifepoint to pay off our initial acquisition loan, plus accrued interest, as part of their acquisition of a majority ownership interest in Springstone (now Lifepoint Behavioral);
•
Sold three facilities to Prime Healthcare Services, Inc. ("Prime") for approximately $100 million;
•
CHIC acquired the Utah hospital operations of five general acute care facilities previously operated by Steward, and we received $100 million from Steward as a result of this transaction (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details);
•
Received CHF 60 million from the payoff of a loan by Infracore SA ("Infracore");
•
Paid off our £400 million 2.550% Senior Unsecured Notes due 2023 (of which £50 million was purchased before the maturity date at a discounted price);
•
Acquired three inpatient rehabilitation facilities for a total of €70 million that are leased to MEDIAN and five behavioral health hospitals for £44 million that are leased to Priory;
•
Completed two developments for approximately $70 million that are leased to Ernest Health, Inc. (“Ernest”); and
•
Selected as one of Modern Healthcare's Best Places to Work in healthcare in 2023, for the third consecutive year;

Subsequent to December 31, 2023, the following activity took place:

•
Selected as one of Newsweek's Most Responsible Companies in 2024;
•
In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for aggregate proceeds of £90 million; and
•
Entered into definitive agreements to sell five properties leased to Prime for net proceeds of approximately $250 million and a $100 million mortgage loan to be repaid in approximately nine months.

See Note 13 to Item 8 of this Annual Report on Form 10-K for further details of our subsequent events.

2022 Highlights

In 2022, the value of our well-underwritten hospital investments was confirmed through strategic property sales that generated gains over $535 million and cash proceeds of approximately $2.2 billion. These sales were highlighted by the previously described partnership with MAM in which we sold the real estate of eight Massachusetts-based general acute care hospitals with a fair value of approximately $1.7 billion, using proceeds to pay off an interim credit facility. Despite the economic uncertainty, high interest rates, and inflationary pressures that were prevalent throughout most of 2022, we invested approximately $1 billion in hospital real estate, including expanding our footprint in Europe with our investment in four facilities in Finland. We also increased our availability and extended and improved pricing on our revolving credit and term loan facility in 2022. In addition, we initiated a stock repurchase program, through which we repurchased 1.6 million shares of common stock for $17.9 million through December 31, 2022. Lastly, we increased our dividend to $0.29 per share per quarter in 2022, which was the 8th consecutive year for such an increase.

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
•
Selected as one of Modern Healthcare's Best Places to Work in healthcare in 2022;
•
Achieved internal growth by approximately $30 million from increases in CPI above the contractual minimum escalations in our leases and loans; and
•
Recorded a $283 million impairment charge related to our tenant, Prospect, including $171 million impairment on the Pennsylvania real estate and a $112 million reserve on non-cash rent. In addition, we began recording rent on our Prospect leases on a cash only basis as of December 31, 2022.

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

Credit Losses:

Losses from Rent Receivables: For our leases, we review tenant provided financial data and monitor the performance of our tenants in areas generally consisting of: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as rising inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

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

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, in the event we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 39.1 years for buildings and improvements.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2023, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 28.0 years at December 31, 2023. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense, as was the case in 2023 with the Steward Utah Transaction as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2023. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint ventures with Primotop and MAM (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investment in Steward) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Cash distributions on these types of investments are recorded to either income upon receipt (if a return on investment) or as a reduction of our investment (if the distributions received are in excess of our share of the investee’s earnings). For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

Fair Value Option Election: We elected to account for certain investments using the fair value option method, which means we mark these investments to fair market value on a recurring basis. At December 31, 2023, the amount of investments recorded using the fair value option were approximately $1.1 billion made up of loans and equity investments (see Note 10 to Item 8 of this Annual Report on Form 10-K for additional details). Our loans are recorded at fair value based on Level 2 or Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

For our equity investments in PHP Holdings and the international joint venture, fair value is determined based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow models, our unobservable inputs include use of a discount rate (which is based on a weighted-average cost of capital) and an adjustment for a marketability discount (“DLOM”). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we will modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. The DLOM on our investment in PHP Holdings was approximately 8% at December 31, 2023. In arriving at the DLOM, we considered many qualitative factors including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to the capital marketplace, etc. See Note 10 to Item 8 of this Annual Report on Form 10-K for additional details.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2023 and 2022, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Liquidity and Capital Resources

Our typical sources of cash include our monthly rent and interest receipts, distributions from our real estate joint ventures, borrowings under our revolving credit facility, public issuances of debt and equity securities, and proceeds from bank debt, asset dispositions (either one-off or group asset sales through joint venture transactions), and principal payments on loans. Our primary uses of cash include dividend distributions, debt service (including principal and interest), new investments (including acquisitions, developments, or capital improvement projects), loan advances, property expenses, and general and administrative expenses.

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

See below for highlights of our sources and uses of cash for the past two years:

2023 Cash Flow Activity

We generated cash of approximately $506 million from operating activities during 2023, primarily consisting of rent and interest from mortgage and other loans and distributions from our real estate joint ventures. We used these operating cash flows (along with cash on-hand and borrowings on our revolving credit facility) to fund our dividends of $615 million.

In regard to other investing and financing activities in 2023, we did the following:

a)
sold all 11 Australian properties ("Australia Transaction") resulting in proceeds of A$1.2 billion and used such proceeds to pay down our Australian term loan by A$730 million, with the remaining proceeds used to pay down our revolving credit facility;
b)
sold three properties to Prime resulting in proceeds of $100 million;
c)
received approximately $500 million of loan principal proceeds, including approximately $200 million from the Lifepoint Transaction, $100 million from Steward after the completion of their sale of Utah properties to CHIC, CHF 60 million from the payoff of a loan by Infracore, and approximately $100 million from the sale of our temporary interest in Steward's asset-backed credit facility to a third-party;
d)
funded approximately $290 million of new investments, including $125 million to Prospect as part of its recapitalization plan that was implemented on May 23, 2023;
e)
funded approximately $195 million to Steward, including our temporary participation in its syndicated four-year asset-backed credit facility and loans for general working capital purposes;
f)
paid off our £400 million 2.550% Senior Unsecured Notes due 2023 (of which we purchased approximately £50 million before the maturity date at a discount); and
g)
reduced our quarterly dividend per share from $0.29 to $0.15 in the 2023 third quarter, which would result in annual cash savings of approximately $330 million.

Subsequent to December 31, 2023, we received £90 million (approximately $115 million) for the sale of our interest in the Priory syndicated term loan and entered into definitive agreements to sell five properties to Prime for $250 million and a $100 million mortgage loan to be paid in approximately nine months. In addition, we entered into binding agreements to sell additional assets that are expected to generate an additional $17 million. Also, subsequent to December 31, 2023, we have funded $97.5 million to Steward as part of a new bridge loan facility. See Note 13 to Item 8 of this Annual Report on Form 10-K for further details of these transactions.

2022 Cash Flow Activity

We generated cash of approximately $740 million from operating activities during 2022, primarily consisting of rent and interest from mortgage and other loans. We used these operating cash flows to fund our dividends of $699 million.

In regard to investing and financing activities in 2022, we did the following:

a)
Invested approximately $1.3 billion in hospital real estate, representing 16 facilities across five countries;
b)
Funded $524.2 million of development, capital addition, and other projects;
c)
Completed the Macquarie Transaction in which we contributed eight Massachusetts-based general acute care hospitals to form a partnership ("Macquarie Transaction"), generating proceeds of approximately $1.3 billion, which were partially used to pay off our $1 billion interim credit facility;
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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, consolidated adjusted net worth, and unsecured interest coverage ratio. This facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable. At December 31, 2023, we were in compliance with all such financial and operating covenants.

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

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects, for the next twelve months. Our monthly rent and interest receipts and distributions from our joint venture arrangements are typically enough to cover our short-term liquidity requirements.

However, with increasing interest rates, loss of a substantial portion of cash rent and interest from Steward, and $1.3 billion of debt coming due within the next twelve months, we are looking to other initiatives to improve cash flows including:

•
pursuing transactions to raise at least $2 billion in new liquidity in 2024, for which we have executed binding agreements that we expect will generate $480 million, including;
o
sale of five Prime properties for $250 million and a $100 million mortgage loan to be repaid in nine months, subject only to customary conditions and notice provisions;
o
sale of our interest in a Priory syndicated term loan for £90 million (approximately $115 million) - closed and funded in February 2024; and
o
disposal of a non-controlling interest in a tenant and two South Carolina hospitals for approximately $17 million.
•
completing the binding sale of three Connecticut facilities to Yale New Haven that is expected to generate $355 million;
•
extending the maturity of existing term loans (including the £700 million British pound sterling loan due in January 2025); and
•
managing the form (cash or stock) and amount of our dividend requirements.

We believe these initiatives, along with liquidity of approximately $0.5 billion (including cash on-hand and availability under our revolving credit facility) at February 16, 2024 and routine cash receipts of rent and interest, can fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material acquisitions of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $0.5 billion at February 16, 2024, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities (as outlined below in our commitment schedule), we may need to look to other sources, which may include one or a combination of the following:

•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements;
•
strategic property sales or joint ventures including the expected $480 million proceeds of binding asset sales discussed previously under "Short-term Liquidity Requirements," and the binding commitment to sell three Connecticut facilities, subject to regulatory approval, that is expected to generate $355 million;
•
monetizing our investment in operators, including our investment in PHP Holdings;
•
entering into new secured loans on real estate;
•
extending the maturity of existing term loans;
•
identifying and implementing cost reduction opportunities;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 16, 2024 (amounts in thousands):

Commitments (1)	2024	2025	2026	2027	2028	Thereafter	Total
Senior unsecured notes	$231,261	$804,048	$1,916,231	$1,599,927	$886,047	$2,826,217	$8,263,731
Revolving credit facility(2)	94,554	108,062	1,617,640	—	—	—	1,820,256
Term loan	13,191	14,463	14,463	207,172	—	—	249,289
Australian term loan facility	308,897	—	—	—	—	—	308,897
British pound sterling term loans	155,914	882,991	—	—	—	—	1,038,905
Operating lease commitments(3)	8,221	9,336	8,581	7,984	8,039	235,021	277,182
Purchase obligations(4)	246,866	29,516	—	—	—	—	276,382
Totals	$1,058,904	$1,848,416	$3,556,915	$1,815,083	$894,086	$3,061,238	$12,234,642

(1)
We used the exchange rates at February 16, 2024 in preparing this table. For any variable rate debt, we have assumed that the interest rate in effect at February 16, 2024 remains in effect through maturity.
(2)
As of February 16, 2024, we have a $1.8 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was $1.6 billion as of February 16, 2024) remains in effect through maturity.
(3)
Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(4)
Includes approximately $61 million of future expenditures related to development projects and $176 million of future expenditures on committed capital improvement projects.

Results of Operations

Our operating results may vary significantly from year-to-year due to a variety of reasons including acquisitions made during the year, incremental revenues and expenses from acquisitions made in the prior year, revenues and expenses from completed development properties, property disposals, annual escalation provisions, interest rate changes, foreign currency exchange rate changes, new or amended debt agreements, issuances of shares through an equity offering, impact from accounting changes, lease terminations/re-tenanting, etc. Thus, our operating results for the current year are not necessarily indicative of the results that may be expected in future years.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net loss for the year ended December 31, 2023, was $(556.5) million ($(0.93) per share) compared to net income of $902.6 million ($1.50 per diluted share) for the year ended December 31, 2022. This decrease in net income is primarily driven by the $600 million gain on sale of real estate from the Macquarie Transaction in 2022, the approximate $700 million impairment charge in 2023 related to Steward, and accelerating the amortization of the approximate $286 million in-place lease intangible and the write-off of approximately $95 million of straight-line rent receivables, both associated with the Steward Utah Transaction in 2023 (see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for more detail), partially offset by the approximate $161 million tax benefit recognized in 2023 related to entering the U.K. REIT regime (as more fully described in Note 5 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K). Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $951 million for 2023, or $1.59 per share, as compared to $1.1 billion, or $1.82 per diluted share, for 2022. This 13% decrease in Normalized FFO is primarily due to lower revenue from various disposals in 2022 and 2023, including the Macquarie Transaction, the Australia Transaction, and Prime disposals, along with lower revenues from Prospect from moving to the cash basis of accounting on December 31, 2022 and higher interest expense.

A comparison of revenues for the years ended December 31, 2023 and 2022 is as follows (dollar amounts in thousands):

	2023		2022		Change
Rent billed	$803,375	92.2%	$968,874	62.8%	$(165,499)
Straight-line rent	(127,894)	(14.7)%	204,159	13.2%	(332,053)
Income from financing leases	127,141	14.6%	203,580	13.2%	(76,439)
Interest and other income	69,177	7.9%	166,238	10.8%	(97,061)
Total revenues	$871,799	100.0%	$1,542,851	100.0%	$(671,052)

Our total revenues for 2023 declined by $671.1 million or 43% over the prior year. This change is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) — down $497.6 million over the prior year, primarily due to approximately $483 million of more rent reserves in 2023 compared to 2022 (including $378 million in the fourth quarter of 2023 related to Steward billed and straight-line rent and $95 million as a result of the write-off of straight-line rent associated with the Steward Utah Transaction in the second quarter of 2023). Operating lease revenue is also lower by approximately $85 million due to disposals and other leasing transactions in 2022 and 2023 (primarily related to the Macquarie Transaction).

These decreases are partially offset by approximately $40 million in incremental revenue from acquisitions, capital additions, and the commencement of rent on a development property in the first quarter of 2022 and two properties in 2023. In addition, rent revenues are up approximately $29 million period-over-period from increases in CPI above the contractual minimum escalations in our leases.

•
Income from financing leases — down $76.4 million due to $61.0 million of less rent on Prospect in 2023 compared to 2022 due to the move to cash basis of accounting on December 31, 2022. In 2023, we did record approximately $69 million of income from financing leases with the receipt of additional investment in PHP Holdings, in lieu of cash, as part of the Prospect Transaction as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K. In addition, income from financing leases declined due to approximately $17.0 million of lower revenues from the disposal of Prime financing leases in 2023 and 2022.

These decreases are partially offset by the increase in CPI above the lease contractual minimum escalations by approximately $1.6 million.

•
Interest and other income — down $97.1 million from the prior year due to the following:
o
Interest from loans — down $90.1 million due to approximately $81 million of reserves recorded in the fourth quarter of 2023 related to interest receivables from Steward and our international joint venture. We also had a $20 million decrease in interest revenue from loan payoffs (including $14 million due to the repayment of the acquisition loan as part of the Lifepoint Transaction described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K), and a $9 million decrease in interest income related to Prospect from moving to the cash basis of accounting on December 31, 2022. In the second quarter of 2023, we did record approximately $13 million of interest income with the receipt of additional investment in PHP Holdings, in lieu of cash, as part of the Prospect Transaction as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K.

These decreases were partially offset by $15 million of incremental revenue on new investments, along with approximately $1 million of interest revenue on the CHF 60 million mortgage loan from Infracore (which was repaid in the second quarter of 2023), approximately $3 million of higher income from annual escalations due to increases in CPI, and $0.4 million of favorable foreign currency fluctuations.

o
Other income — down $7.0 million from the prior year due to less direct reimbursements from our tenants for ground leases, property taxes, and insurance.

As discussed previously under "Significant Tenants" and in Note 3 to Item 8 to this Annual Report on Form 10-K under "Leasing Operations (Lessor)," we elected to move Steward to the cash basis of accounting for revenue effective December 31, 2023, similar to Prospect last year and four smaller tenants/borrowers in 2023.

Interest expense for 2023 and 2022 totaled $411.2 million and $359.0 million, respectively. This increase is primarily related to an increase in borrowings and higher interest rates (due to higher market rates and changes in our credit rating) on our Credit Facility and term loans compared to the prior year, partially offset by paying down our Australia term loan in the second quarter of 2023 by A$730 million from proceeds of the Australia Transaction and repayment of our 2.550% Senior Unsecured Notes in December 2023. Our weighted-average interest rate was 3.9% for 2023 compared to 3.3% in 2022.

Real estate depreciation and amortization during 2023 increased to $603.4 million from $333.0 million in 2022. Of this increase, $286 million relates to accelerating the amortization of lease intangibles as part of the Steward Utah Transaction as described in Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K.

Property-related expenses for 2023 decreased to $41.6 million, compared to $45.7 million in 2022. Of the property expenses in 2023 and 2022, approximately $29 million and $36 million, respectively, represents costs (primarily property insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our consolidated statements of net income.

General and administrative expenses totaled $145.6 million in 2023 compared to $160.5 million in 2022, primarily due to a $16 million decrease in share-based compensation. The decrease in share-based compensation is primarily a result of a $13.2 million cumulative benefit catchup from adjusting the payout probability of certain performance awards, partially offset by an incremental $3.5 million of expense from the acceleration of stock awards for a retiring executive officer.

During the year ended December 31, 2022, we realized $536.8 million of gains from the sales of real estate, including the completion of the Macquarie Transaction, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, resulting in a gain on real estate of approximately $600 million, partially offset by approximately $125 million of write-offs of non-cash straight-line rent receivables. In 2022, we also disposed of 11 facilities to Prime, resulting in a gain on real estate of approximately $67 million, and we disposed of four other facilities and five ancillary properties, resulting in a net gain of $33 million. Due to previous charges taken earlier in the year (as described below), we did not have any significant gain/loss on property sales in 2023.

In 2023, we recorded $376.9 million of impairment charges, of which $271 million related to our Steward properties, $86 million related to the Australia Transaction, and $11 million was an impairment charge on the three Prime properties sold. In December 2022, we recorded a $283 million impairment charge related to Prospect. See Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details of the 2023 and 2022 charges. In 2022, we did recognize an impairment recovery of approximately $15 million related to our Watsonville facility.

Earnings from equity interests was $14 million for 2023, down from $40.8 million in 2022. This decrease is due to a $30 million reserve of billed and straight-line rent in 2023 on Steward leased properties that make up our Massachusetts-based partnership with MAM (see Note 3 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details).

Our debt refinancing and unutilized financing net benefit for 2023 was a result of a $1.1 million benefit related to the purchase of £50 million of our 2.550% Senior Unsecured Notes due 2023 in 2023 at a discounted price, partially offset by $0.8 million of costs associated with the partial prepayment of our A$1.2 billion Australian term loan in the second quarter of 2023. In 2022, debt refinancing and unutilized financing costs were $9.5 million, as a result of the termination of our $1 billion interim credit facility in March 2022 and the amendment of our Credit Facility (see Note 4 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details).

Other income for 2023 was $7.6 million, which included an approximate $45 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million unrealized gain on our equity investment in Swiss Medical Network, partially offset by unfavorable non-cash fair value adjustments on investments marked to fair value in 2023 and approximately $16 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. See Note 8 to the consolidated financial statements in Item 8 to this Annual Report on Form 10-K for further details on the lawsuit. Other income for 2022 was $15.3 million which included a favorable non-cash fair value adjustment of $18.0 million on our investment in Aevis Victoria SA ("Aevis") and other investments marked to fair value during 2022.

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $130.7 million income tax benefit for 2023 was primarily based on the $161 million benefit received by entering the U.K. REIT regime effective July 1, 2023 and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the sale of our Australia facilities. In comparison, we incurred a $55.9 million income tax expense for 2022, primarily based on the income generated by our investments in the U.K., Colombia, and Australia along with an additional $5 million U.S. tax expense related to our Watsonville loan recovery in 2022. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $117 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2023. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

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

The following table presents a reconciliation of net (loss) income attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2023 and 2022 (in thousands except per share data):

	For the Years Ended December 31,
	2023	2022
FFO Information
Net (loss) income attributable to MPT common stockholders	$(556,476)	$902,597
Participating securities’ share in earnings	(1,644)	(1,602)
Net (loss) income, less participating securities’ share in earnings	$(558,120)	$900,995
Depreciation and amortization	676,132	399,622
Loss (gain) on sale of real estate	1,815	(536,887)
Real estate impairment charges	167,966	170,582
Funds from operations	$287,793	$934,312
Write-off of billed and unbilled rent and other	649,911	35,370
Other impairment charges	208,941	97,793
Litigation and other	15,886	—
Share-based compensation adjustments	(9,691)	3,076
Non-cash fair value adjustments	(34,157)	(3,097)
Tax rate changes and other	(167,332)	10,697
Debt refinancing and unutilized financing (benefit) costs	(285)	9,452
Normalized funds from operations	$951,066	$1,087,603
Per diluted share data
Net (loss) income, less participating securities’ share in earnings	$(0.93)	$1.50
Depreciation and amortization	1.13	0.67
Loss (gain) on sale of real estate	—	(0.90)
Real estate impairment charges	0.28	0.29
Funds from operations	$0.48	$1.56
Write-off of billed and unbilled rent and other	1.09	0.06
Other impairment charges	0.35	0.16
Litigation and other	0.03	—
Share-based compensation adjustments	(0.02)	0.01
Non-cash fair value adjustments	(0.06)	(0.01)
Tax rate changes and other	(0.28)	0.02
Debt refinancing and unutilized financing (benefit) costs	—	0.02
Normalized funds from operations	$1.59	$1.82

Distribution Policy

We have elected to be taxed as a REIT commencing with our taxable year that began on April 6, 2004 and ended on December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute (in the form of cash or stock) at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. It is our current intention to comply with these requirements and maintain such status going forward.

The table below is a summary of our distributions declared (and paid in cash) during the three year period ended December 31, 2023:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29
November 11, 2021	December 9, 2021	January 13, 2022	$0.28
August 19, 2021	September 16, 2021	October 14, 2021	$0.28
May 26, 2021	June 17, 2021	July 8, 2021	$0.28
February 18, 2021	March 18, 2021	April 8, 2021	$0.28

In the third quarter of 2023, we reduced our quarterly dividend from $0.29 to $0.15 per share of common stock, which would result in annual cash savings of approximately $330 million. In the future, as part of our liquidity improvement strategy, we may consider moving to a stock dividend, while still complying with REIT requirements.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2023, our outstanding debt totaled $10.1 billion, which consisted of fixed-rate debt of approximately $8.4 billion (after considering interest rate swaps in-place) and variable rate debt of $1.7 billion. If market interest rates increase by 10%, the fair value of our debt at December 31, 2023 would decrease by approximately $219.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $11.3 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $11.3 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.7 billion, the balance of such variable rate debt at December 31, 2023.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2023 operating results, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact(1)	FFO Impact(1)	NFFO Impact
British pound (£)	$11,331	$20,762	$20,734
Euro (€)	1,670	6,177	6,180
Swiss franc (CHF)	3,350	5,741	3,667
Colombian peso (COP)	1,466	1,537	1,537
(1)
Excludes the approximate $161 million one-time tax benefit in 2023 as a result of entering the U.K. REIT regime on July 1, 2023 (as discussed in further detail in Note 5 to our consolidated financial statements in Item 8 to this Annual Report on Form 10-K).

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of net income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Steward’s Business – Impairment of Non-Real Estate Investments

As described in Notes 2, 3 and 10 to the consolidated financial statements, investments in entities in which the Company does not control nor has the ability to significantly influence and for which there is no readily determinable fair value (such as the investment in affiliates of Steward Health Care System LLC (“Steward”)) are accounted for at cost, less any impairment. The Company’s non-real estate investments in Steward include a 9.9% equity interest, approximately $212 million in working capital loans, an approximately $362 million loan, and a $219 million loan to the international joint venture which is collateralized by the equity of Steward. Management evaluates the equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. Due to the operational and liquidity challenges that Steward is facing, management assessed recovery of these investments by performing a valuation of Steward’s business at December 31, 2023. The valuation was performed with assistance from a third-party, independent valuation firm, using a market valuation approach including the selected revenue multiple range in reference to comparable transactions. Management compared the carrying value of the Company’s 9.9% equity interest to a 9.9% share of the fair value of Steward’s equity, which resulted in an impairment charge of $90 million. The Company’s equity investment in Steward was $36 million as of December 31, 2023. The value of the equity of Steward was sufficient to support the recovery on the loans to Steward and the international joint venture.

The principal considerations for our determination that performing procedures relating to the valuation of Steward’s business and the impairment of non-real estate investments is a critical audit matter are (i) the significant judgement by management when developing the fair value estimate of Steward’s business; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the selected revenue multiple range; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to evaluation of impairment indicators and controls over the methodologies, inputs and assumptions utilized in the valuation of Steward’s business. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of Steward’s business; (ii) evaluating the appropriateness of the market valuation approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the market valuation approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the selected revenue multiple range. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market valuation approach and (ii) the reasonableness of the selected revenue multiple range assumption.

Equity Method Investment – PHP Holdings

As described in Notes 3 and 10 to the consolidated financial statements, on May 23, 2023, the Company restructured its investment in Prospect Medical Holdings, Inc. to obtain a non-controlling ownership interest in PHP Holdings of approximately $654 million, consisting of a $68 million equity investment and a $586 million loan convertible into equity of PHP Holdings. In regard to PHP Holdings, the Company has elected to account for its investment (both the equity investment and convertible loan) using the fair value option method. Each quarter, the Company marks the investment to fair value. The Company’s equity investment in PHP Holdings is recorded at fair value by using a discounted cash flow model, which requires significant estimates of the investee, such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee (collectively, “forecasts of the investee”). For the discounted cash flow models, the unobservable inputs include a discount rate and an adjustment for marketability discount. The fair value of the investment in PHP Holdings was $700 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the equity method investment in PHP Holdings is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the investment in PHP Holdings on the acquisition date and December 31, 2023; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasts of the investee, discount rates, and the adjustments for marketability discount; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of equity method investments. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the investment in PHP Holdings; (ii) evaluating the appropriateness of the discounted cash flow models used by management at the valuation dates; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasts of the investee, discount rates and the adjustments for marketability discount. Evaluating management's assumption related to forecasts of the investee involved considering (i) current and past performance of the investee; (ii) the consistency with external market and industry data; (iii) whether the assumption was consistent with evidence obtained in other areas of the audit; and (iv) the movement in the long-term growth rate underpinning the assumption from the acquisition date to December 31, 2023. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models; (ii) the long-term growth rate underpinning the forecasts of the investee assumption as of the acquisition date; and (iii) the discount rates and the adjustments for marketability discount assumptions.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 29, 2024

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of net income, of comprehensive (loss) income, of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Steward’s Business – Impairment of Non-Real Estate Investments

As described in Notes 2, 3 and 10 to the consolidated financial statements, investments in entities in which the Company does not control nor has the ability to significantly influence and for which there is no readily determinable fair value (such as the investment in affiliates of Steward Health Care System LLC (“Steward”)) are accounted for at cost, less any impairment. The Company’s non-real estate investments in Steward include a 9.9% equity interest, approximately $212 million in working capital loans, an approximately $362 million loan, and a $219 million loan to the international joint venture which is collateralized by the equity of Steward. Management evaluates the equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. Due to the operational and liquidity challenges that Steward is facing, management assessed recovery of these investments by performing a valuation of Steward’s business at December 31, 2023. The valuation was performed with assistance from a third-party, independent valuation firm, using a market valuation approach including the selected revenue multiple range in reference to comparable transactions. Management compared the carrying value of the Company’s 9.9% equity interest to a 9.9% share of the fair value of Steward’s equity, which resulted in an impairment charge of $90 million. The Company’s equity investment in Steward was $36 million as of December 31, 2023. The value of the equity of Steward was sufficient to support the recovery on the loans to Steward and the international joint venture.

The principal considerations for our determination that performing procedures relating to the valuation of Steward’s business and the impairment of non-real estate investments is a critical audit matter are (i) the significant judgement by management when developing the fair value estimate of Steward’s business; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the selected revenue multiple range; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to evaluation of impairment indicators and controls over the methodologies, inputs and assumptions utilized in the valuation of Steward’s business. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of Steward’s business; (ii) evaluating the appropriateness of the market valuation approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the market valuation approach; and (iv) evaluating the reasonableness of the significant assumption used by management related to the selected revenue multiple range. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market valuation approach and (ii) the reasonableness of the selected revenue multiple range assumption.

Equity Method Investment – PHP Holdings

As described in Notes 3 and 10 to the consolidated financial statements, on May 23, 2023, the Company restructured its investment in Prospect Medical Holdings, Inc. to obtain a non-controlling ownership interest in PHP Holdings of approximately $654 million, consisting of a $68 million equity investment and a $586 million loan convertible into equity of PHP Holdings. In regard to PHP Holdings, the Company has elected to account for its investment (both the equity investment and convertible loan) using the fair value option method. Each quarter, the Company marks the investment to fair value. The Company’s equity investment in PHP Holdings is recorded at fair value by using a discounted cash flow model, which requires significant estimates of the investee, such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee (collectively, “forecasts of the investee”). For the discounted cash flow models, the unobservable inputs include a discount rate and an adjustment for marketability discount. The fair value of the investment in PHP Holdings was $700 million as of December 31, 2023.

The principal considerations for our determination that performing procedures relating to the equity method investment in PHP Holdings is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the investment in PHP Holdings on the acquisition date and December 31, 2023; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasts of the investee, discount rates, and the adjustments for marketability discount; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of equity method investments. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the investment in PHP Holdings; (ii) evaluating the appropriateness of the discounted cash flow models used by management at the valuation dates; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasts of the investee, discount rates and the adjustments for marketability discount. Evaluating management's assumption related to forecasts of the investee involved considering (i) current and past performance of the investee; (ii) the consistency with external market and industry data; (iii) whether the assumption was consistent with evidence obtained in other areas of the audit; and (iv) the movement in the long-term growth rate underpinning the assumption from the acquisition date to December 31, 2023. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models; (ii) the long-term growth rate underpinning the forecasts of the investee assumption as of the acquisition date; and (iii) the discount rates and the adjustments for marketability discount assumptions.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 29, 2024

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,806,765	$1,948,216
Buildings and improvements	10,395,612	10,519,728
Intangible lease assets	1,034,810	1,394,471
Investment in financing leases	1,231,630	1,691,323
Mortgage loans	309,315	364,101
Gross investment in real estate assets	14,778,132	15,917,839
Accumulated depreciation	(1,227,619)	(1,008,340)
Accumulated amortization	(180,352)	(184,972)
Net investment in real estate assets	13,370,161	14,724,527
Cash and cash equivalents	250,016	235,668
Interest and rent receivables	45,059	167,035
Straight-line rent receivables	635,987	787,166
Investments in unconsolidated real estate joint ventures	1,474,455	1,497,903
Investments in unconsolidated operating entities	1,778,640	1,444,872
Other loans	292,615	227,839
Other assets	457,911	572,990
Total Assets	$18,304,844	$19,658,000
LIABILITIES AND EQUITY
Liabilities
Debt, net	$10,064,236	$10,268,412
Accounts payable and accrued expenses	412,178	621,324
Deferred revenue	37,962	27,727
Obligations to tenants and other lease liabilities	156,603	146,130
Total Liabilities	10,670,979	11,063,593
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 598,991 shares at December 31, 2023 and 597,476 shares at December 31, 2022	599	597
Additional paid-in capital	8,560,309	8,535,140
Retained (deficit) earnings	(971,809)	116,285
Accumulated other comprehensive income (loss)	42,501	(59,184)
Total Medical Properties Trust, Inc. stockholders’ equity	7,631,600	8,592,838
Non-controlling interests	2,265	1,569
Total Equity	7,633,865	8,594,407
Total Liabilities and Equity	$18,304,844	$19,658,000

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$803,375	$968,874	$931,942
Straight-line rent	(127,894)	204,159	241,433
Income from financing leases	127,141	203,580	202,599
Interest and other income	69,177	166,238	168,695
Total revenues	871,799	1,542,851	1,544,669
Expenses
Interest	411,171	359,036	367,393
Real estate depreciation and amortization	603,360	332,977	321,249
Property-related	41,567	45,697	39,098
General and administrative	145,588	160,494	145,638
Total expenses	1,201,686	898,204	873,378

Other (expense) income
(Loss) gain on sale of real estate	(1,815)	536,755	52,471
Real estate and other impairment charges, net	(376,907)	(268,375)	(39,411)
Earnings from equity interests	13,967	40,800	28,488
Debt refinancing and unutilized financing benefit (costs)	285	(9,452)	(27,650)
Other (including fair value adjustments on securities)	7,586	15,344	45,699
Total other (expense) income	(356,884)	315,072	59,597

(Loss) income before income tax	(686,771)	959,719	730,888
Income tax benefit (expense)	130,679	(55,900)	(73,948)

Net (loss) income	(556,092)	903,819	656,940
Net income attributable to non-controlling interests	(384)	(1,222)	(919)
Net (loss) income attributable to MPT common stockholders	$(556,476)	$902,597	$656,021
Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(0.93)	$1.50	$1.11
Weighted average shares outstanding — basic	598,518	598,634	588,817
Weighted average shares outstanding — diluted	598,518	598,837	590,139

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Net (loss) income	$(556,092)	$903,819	$656,940
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of tax	(34,932)	100,550	52,288
Reclassification of interest rate swap gain from AOCI, net of tax	(28,553)	—	—
Foreign currency translation gain (loss)	162,680	(123,007)	(37,691)
Reclassification of foreign currency translation loss from AOCI	2,490	—	—
Total comprehensive (loss) income	(454,407)	881,362	671,537
Comprehensive income attributable to non-controlling interests	(384)	(1,222)	(919)
Comprehensive (loss) income attributable to MPT common stockholders	$(454,791)	$880,140	$670,618

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2023, 2022 and 2021

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	—	$—	541,353	$541	$7,460,726	$(71,411)	$(51,324)	$5,325	$7,343,857
Net income	—	—	—	—	—	656,021	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	52,288	—	52,288
Foreign currency translation loss	—	—	—	—	—	—	(37,691)	—	(37,691)
Stock vesting and amortization of stock-based compensation	—	—	2,332	3	52,107	—	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	—	—	53,063	53	1,051,176	—	—	—	1,051,229
Dividends declared ($1.12 per common share)	—	—	—	—	—	(672,301)	—	—	(672,301)
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	902,597	—	1,222	903,819
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	—	—	(123,007)	—	(123,007)
Stock vesting and amortization of stock-based compensation	—	—	3,675	3	49,418	—	—	—	49,421
Stock vesting - satisfaction of tax withholdings	—	—	(1,302)	(1)	(29,921)	—	—	—	(29,922)
Repurchase of common stock	—	—	(1,645)	(2)	(17,938)	—	—	—	(17,940)
Acquisition of non-controlling interest	—	—	—	—	(30,428)	—	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,596)	(1,596)
Dividends declared ($1.16 per common share)	—	—	—	—	—	(698,621)	—	—	(698,621)
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net (loss) income	—	—	—	—	—	(556,476)	—	384	(556,092)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	2,490	—	2,490
Stock vesting and amortization of stock-based compensation	—	—	2,457	2	33,248	—	—	—	33,250
Stock vesting - satisfaction of tax withholdings	—	—	(942)	—	(8,079)	—	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,063)	(1,063)
Dividends declared ($0.88 per common share)	—	—	—	—	—	(531,618)	—	—	(531,618)
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Operating activities
Net (loss) income	$(556,092)	$903,819	$656,940
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	616,127	345,577	333,781
Amortization of deferred financing costs and debt discount	15,775	17,045	16,856
Straight-line rent revenue and other	(233,703)	(282,504)	(288,717)
Stock-based compensation	33,250	49,421	52,110
Loss (gain) on sale of real estate	1,815	(536,755)	(52,471)
Real estate and other impairment charges, net	376,907	268,375	39,411
Straight-line rent and other write-off	649,911	34,605	7,213
Debt refinancing and unutilized financing (benefit) costs	(285)	9,452	27,650
Gain on sale of equity investments	—	—	(40,945)
Tax rate changes and other	(167,332)	10,697	34,796
Non-cash revenue from debt and equity securities received	(81,706)	—	—
Other adjustments	(23,870)	6,108	11,913
Changes in:
Interest and rent receivables	(141,729)	(116,420)	(23,867)
Other assets	13,750	(4,029)	(4,375)
Accounts payable and accrued expenses	(4,599)	33,576	54,058
Deferred revenue	7,567	43	(12,697)
Net cash provided by operating activities	505,786	739,010	811,656
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(1,332,962)	(5,350,239)
Net proceeds from sale of real estate	897,500	2,185,574	246,468
Principal received on loans receivable	501,630	53,322	1,595,708
Investment in loans receivable	(250,223)	(207,542)	(58,932)
Construction in progress and other	(114,425)	(109,237)	(67,725)
Proceeds from sale and return of equity investment	12,430	14,295	65,546
Capital additions and other investments, net	(294,167)	(207,394)	(289,239)
Net cash provided by (used for) investing activities	517,558	396,056	(3,858,413)
Financing activities
Proceeds from term debt, net of discount	—	128,536	3,407,535
Payments of term debt	(988,162)	(869,606)	(1,390,994)
Revolving credit facilities, net	567,910	203,576	559,985
Dividends paid	(615,390)	(698,535)	(643,473)
Lease deposits and other obligations to tenants	10,139	(5,020)	17,815
Proceeds from sale of common shares, net of offering costs	—	—	1,051,229
Repurchase of common stock	—	(17,940)	—
Stock vesting - satisfaction of tax withholdings	(8,079)	(29,922)	—
Other financing activities, payment of debt refinancing, and deferred financing costs	13,255	(53,612)	(54,489)
Net cash (used for) provided by financing activities	(1,020,327)	(1,342,523)	2,947,608
Increase (decrease) in cash, cash equivalents, and restricted cash for the year	3,017	(207,457)	(99,149)
Effect of exchange rate changes	11,397	(12,887)	4,662
Cash, cash equivalents, and restricted cash at beginning of year	241,538	461,882	556,369
Cash, cash equivalents, and restricted cash at end of year	$255,952	$241,538	$461,882
Interest paid, including capitalized interest of $14,178 in 2023, $6,454 in 2022, and $3,289 in 2021	$406,141	$353,838	$326,406
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—	$—
Certain obligations and receivables satisfied and real estate sold	722,814	—	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$92,808	$176,580	$176,494
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227	$549,884
Restricted cash, included in Other assets	5,870	2,655	6,485
	$241,538	$461,882	$556,369
End of period:
Cash and cash equivalents	$250,016	$235,668	$459,227
Restricted cash, included in Other assets	5,936	5,870	2,655
	$255,952	$241,538	$461,882

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2023	2022
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,806,765	$1,948,216
Buildings and improvements	10,395,612	10,519,728
Intangible lease assets	1,034,810	1,394,471
Investment in financing leases	1,231,630	1,691,323
Mortgage loans	309,315	364,101
Gross investment in real estate assets	14,778,132	15,917,839
Accumulated depreciation	(1,227,619)	(1,008,340)
Accumulated amortization	(180,352)	(184,972)
Net investment in real estate assets	13,370,161	14,724,527
Cash and cash equivalents	250,016	235,668
Interest and rent receivables	45,059	167,035
Straight-line rent receivables	635,987	787,166
Investments in unconsolidated real estate joint ventures	1,474,455	1,497,903
Investments in unconsolidated operating entities	1,778,640	1,444,872
Other loans	292,615	227,839
Other assets	457,911	572,990
Total Assets	$18,304,844	$19,658,000
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$10,064,236	$10,268,412
Accounts payable and accrued expenses	318,980	444,354
Deferred revenue	37,962	27,727
Obligations to tenants and other lease liabilities	156,603	146,130
Payable due to Medical Properties Trust, Inc.	92,808	176,580
Total Liabilities	10,670,589	11,063,203
Commitments and Contingencies
Capital
General partner — issued and outstanding — 5,991 units at December 31, 2023 and 5,976 units at December 31, 2022	75,969	86,599
Limited Partners — issued and outstanding — 593,000 units at December 31, 2023 and 591,500 units at December 31, 2022	7,513,520	8,565,813
Accumulated other comprehensive income (loss)	42,501	(59,184)
Total MPT Operating Partnership, L.P. capital	7,631,990	8,593,228
Non-controlling interests	2,265	1,569
Total Capital	7,634,255	8,594,797
Total Liabilities and Capital	$18,304,844	$19,658,000

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$803,375	$968,874	$931,942
Straight-line rent	(127,894)	204,159	241,433
Income from financing leases	127,141	203,580	202,599
Interest and other income	69,177	166,238	168,695
Total revenues	871,799	1,542,851	1,544,669
Expenses
Interest	411,171	359,036	367,393
Real estate depreciation and amortization	603,360	332,977	321,249
Property-related	41,567	45,697	39,098
General and administrative	145,588	160,494	145,638
Total expenses	1,201,686	898,204	873,378

Other (expense) income
(Loss) gain on sale of real estate	(1,815)	536,755	52,471
Real estate and other impairment charges, net	(376,907)	(268,375)	(39,411)
Earnings from equity interests	13,967	40,800	28,488
Debt refinancing and unutilized financing benefit (costs)	285	(9,452)	(27,650)
Other (including fair value adjustments on securities)	7,586	15,344	45,699
Total other (expense) income	(356,884)	315,072	59,597

(Loss) income before income tax	(686,771)	959,719	730,888
Income tax benefit (expense)	130,679	(55,900)	(73,948)

Net (loss) income	(556,092)	903,819	656,940
Net income attributable to non-controlling interests	(384)	(1,222)	(919)
Net (loss) income attributable to MPT Operating Partnership partners	$(556,476)	$902,597	$656,021
Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(0.93)	$1.50	$1.11
Weighted average units outstanding — basic	598,518	598,634	588,817
Weighted average units outstanding — diluted	598,518	598,837	590,139

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Net (loss) income	$(556,092)	$903,819	$656,940
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of tax	(34,932)	100,550	52,288
Reclassification of interest rate swap gain from AOCI, net of tax	(28,553)	—	—
Foreign currency translation gain (loss)	162,680	(123,007)	(37,691)
Reclassification of foreign currency translation loss from AOCI	2,490	—	—
Total comprehensive (loss) income	(454,407)	881,362	671,537
Comprehensive income attributable to non-controlling interests	(384)	(1,222)	(919)
Comprehensive (loss) income attributable to MPT Operating Partnership partners	$(454,791)	$880,140	$670,618

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2023, 2022 and 2021

	General		Limited		Accumulated
	Partner		Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2020	5,414	$73,977	535,939	$7,316,269	$(51,324)	$5,325	$7,344,247
Net income	—	6,560	—	649,461	—	919	656,940
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	52,288	—	52,288
Foreign currency translation loss	—	—	—	—	(37,691)	—	(37,691)
Unit vesting and amortization of unit-based compensation	23	521	2,309	51,589	—	—	52,110
Distributions to non-controlling interests	—	—	—	—	—	(761)	(761)
Proceeds from offering (net of offering costs)	531	10,512	52,532	1,040,717	—	—	1,051,229
Distributions declared ($1.12 per unit)	—	(6,723)	—	(665,578)	—	—	(672,301)
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	9,026	—	893,571	—	1,222	903,819
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	(123,007)	—	(123,007)
Unit vesting and amortization of unit-based compensation	37	494	3,638	48,927	—	—	49,421
Unit vesting - satisfaction of tax withholdings	(13)	(299)	(1,289)	(29,623)	—	—	(29,922)
Repurchase of units	(16)	(179)	(1,629)	(17,761)	—	—	(17,940)
Acquisition of non-controlling interest	—	(304)	—	(30,124)	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	(1,596)	(1,596)
Distributions declared ($1.16 per unit)	—	(6,986)	—	(691,635)	—	—	(698,621)
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net (loss) income	—	(5,564)	—	(550,912)	—	384	(556,092)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	2,490	—	2,490
Unit vesting and amortization of unit-based compensation	25	332	2,432	32,918	—	—	33,250
Unit vesting - satisfaction of tax withholdings	(10)	(81)	(932)	(7,998)	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	(1,063)	(1,063)
Distributions declared ($0.88 per unit)	—	(5,317)	—	(526,301)	—	—	(531,618)
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Operating activities
Net (loss) income	$(556,092)	$903,819	$656,940
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	616,127	345,577	333,781
Amortization of deferred financing costs and debt discount	15,775	17,045	16,856
Straight-line rent revenue and other	(233,703)	(282,504)	(288,717)
Unit-based compensation	33,250	49,421	52,110
(Loss) gain on sale of real estate	1,815	(536,755)	(52,471)
Real estate and other impairment charges, net	376,907	268,375	39,411
Straight-line rent and other write-off	649,911	34,605	7,213
Debt refinancing and unutilized financing (benefit) costs	(285)	9,452	27,650
Gain on sale of equity investments	—	—	(40,945)
Tax rate changes and other	(167,332)	10,697	34,796
Non-cash revenue from debt and equity securities received	(81,706)	—	—
Other adjustments	(23,870)	6,108	11,913
Changes in:
Interest and rent receivables	(141,729)	(116,420)	(23,867)
Other assets	13,750	(4,029)	(4,375)
Accounts payable and accrued expenses	(4,599)	33,576	54,058
Deferred revenue	7,567	43	(12,697)
Net cash provided by operating activities	505,786	739,010	811,656
Investing activities
Cash paid for acquisitions and other related investments	(235,187)	(1,332,962)	(5,350,239)
Net proceeds from sale of real estate	897,500	2,185,574	246,468
Principal received on loans receivable	501,630	53,322	1,595,708
Investment in loans receivable	(250,223)	(207,542)	(58,932)
Construction in progress and other	(114,425)	(109,237)	(67,725)
Proceeds from sale and return of equity investment	12,430	14,295	65,546
Capital additions and other investments, net	(294,167)	(207,394)	(289,239)
Net cash provided by (used for) investing activities	517,558	396,056	(3,858,413)
Financing activities
Proceeds from term debt, net of discount	—	128,536	3,407,535
Payments of term debt	(988,162)	(869,606)	(1,390,994)
Revolving credit facilities, net	567,910	203,576	559,985
Distributions paid	(615,390)	(698,535)	(643,473)
Lease deposits and other obligations to tenants	10,139	(5,020)	17,815
Proceeds from sale of units, net of offering costs	—	—	1,051,229
Repurchase of units	—	(17,940)	—
Unit vesting - satisfaction of tax withholdings	(8,079)	(29,922)	—
Other financing activities, payment of debt refinancing, and deferred financing costs	13,255	(53,612)	(54,489)
Net cash (used for) provided by financing activities	(1,020,327)	(1,342,523)	2,947,608
Increase (decrease) in cash, cash equivalents, and restricted cash for the year	3,017	(207,457)	(99,149)
Effect of exchange rate changes	11,397	(12,887)	4,662
Cash, cash equivalents, and restricted cash at beginning of year	241,538	461,882	556,369
Cash, cash equivalents and restricted cash at end of year	$255,952	$241,538	$461,882
Interest paid, including capitalized interest of $14,178 in 2023, $6,454 in 2022, and $3,289 in 2021	$406,141	$353,838	$326,406
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$804,520	$—	$—
Certain obligations and receivables satisfied and real estate sold	722,814	—	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$92,808	$176,580	$176,494
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$235,668	$459,227	$549,884
Restricted cash, included in Other assets	5,870	2,655	6,485
	$241,538	$461,882	$556,369
End of period:
Cash and cash equivalents	$250,016	$235,668	$459,227
Restricted cash, included in Other assets	5,936	5,870	2,655
	$255,952	$241,538	$461,882

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

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, as of July 1, 2023, the majority of our real estate operations in the United Kingdom ("U.K.") operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Certain non-real estate activities we undertake in the U.S. are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the U.K. REIT), we are subject to the local income taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2023, we have investments in 439 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our consolidated financial statements at December 31, 2023 are reasonable and supportable based on the information available (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from those estimates.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity ("VIE"). If we determine that we have a variable interest in a VIE, we then evaluate if we are the primary beneficiary of the VIE. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a VIE that most significantly impact the entity’s economic performance. We consolidate each VIE in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary.

At December 31, 2023, we had loans and/or equity investments in certain VIEs, which are also tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at December 31, 2023 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net	$850,655	Investments in Unconsolidated Operating Entities	$850,655
Loans, net	149,872	Mortgage and other loans	151,190
Equity investments	74,840	Investments in Unconsolidated Operating Entities	74,840

(1)
Carrying amount only reflects the net book value of our loan or equity investment in the VIE.
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

For the VIE types above, we do not consolidate the VIE because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of December 31, 2023, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2023. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint ventures with Primotop Holdings S.à.r.l. ("Primotop") and Macquarie Asset Management ("MAM") (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value (such as our investment in affiliates of Steward Health Care System LLC (“Steward”)) are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Cash distributions on these types of investments are recorded to either income upon receipt (if a return on investment) or as a reduction of our investment (if the distributions received are in excess of our share of the investee’s earnings). For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

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

Revenue Recognition: Our revenues are primarily from leases and loans. For leases, we follow Accounting Standards Codification (“ASC”) 842, “Leases”, (“ASC 842”). ASC 842 sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). For lessors, we apply this standard as follows:

Operating Lease Revenue

We receive income from operating leases based on the fixed required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the cash basis method, when collectability of the lease payments is not deemed probable. Rent revenue from base rents is recorded on the straight-line method, when collectability of the lease payments is deemed probable, over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rents earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in our consolidated statements of net income is presented as two amounts: rent billed and straight-line rent. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivables.

Rental payments received prior to their recognition as income are classified as deferred revenue.

Financing Lease Revenue

Under ASC 842, if an acquisition and subsequent lease of a property back to the seller does not meet the definition of a sale, we must account for the transaction as a financing lease with income recognized using the imputed interest method.

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

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, is maintained at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets, including an estimated liquidation amount, during the expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value of the assets. For assets held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is typically based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2023 are as follows:

Buildings and improvements	39.1 years
Lease intangibles	28.0 years
Leasehold improvements	13.9 years
Furniture, equipment, and other	5.3 years

Credit Losses:

Losses from Rent Receivables: For our leases, we review tenant provided financial data and monitor the performance of our tenants in areas generally consisting of: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as rising inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

Losses from Operating Lease Receivables: We utilize the information above along with the tenant’s payment and default history in evaluating (on a property-by-property basis) whether or not a provision for losses on outstanding billed rent and/or straight-line rent receivables is needed. A provision for losses on rent receivables (including straight-line rent receivables) is ultimately recorded when it becomes probable that the receivable will not be collected in full. The provision is an amount which reduces lease income to the lesser of a) lease payments that have been collected (cash basis) or b) income under the straight-line method.

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

The following table summarizes our credit loss reserves (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of the year	$121,146	$48,527
Provision for credit loss, net	10,194	99,009
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(35,339)	(26,390)
Balance at end of year	$96,001	$121,146

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

Income Taxes: We conduct our business as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”). To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to stockholders at least 90% of our REIT’s ordinary taxable income. As a REIT, we generally pay little U.S. federal and state income tax because of the dividends paid deduction that we are allowed to take. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to operate in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes.

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

With the property acquisitions and investments in Europe and South America, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes, of a significant nature, in the U.S. as the majority such income from our international properties flows through our REIT income tax returns. For our TRS entities and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

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

If quoted market prices or inputs are not available, fair value measurements are based upon valuation models that utilize current market or independently sourced market inputs, such as interest rates, option volatilities, credit spreads, market capitalization rates, etc. Items valued using such internally-generated valuation techniques are classified according to the lowest level input that is significant to the fair value measurement. As a result, the asset or liability could be classified in either Level 2 or 3 even though there may be some significant inputs that are readily observable. Internal fair value models and techniques that have been used by us include discounted cash flow, market approach valuations, and Monte Carlo valuation models. We also consider counterparty’s and our own credit risk on derivatives and other liabilities measured at their estimated fair value.

Fair Value Option Election: For our equity investment in the international joint venture and Lifepoint Behavioral Health, ("Lifepoint Behavioral"), as well as our investment in PHP Holdings, along with any related investments such as loans (see Note 3 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other investments that exist at December 31, 2023.

Leases (Lessee)

Pursuant to ASC 842, we are required to apply a dual approach, classifying leases (in which we are the lessee) as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method (for finance leases) or on a straight-line basis (for operating leases) over the term of the lease. We record a right-of-use asset and a lease liability for all material leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less are off balance sheet with lease expense recognized on a straight-line basis over the lease term.

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

Recent Accounting Developments

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect to have a significant impact from the adoption of this standard on our consolidated financial statements and disclosures, as we consider our investments in healthcare real estate, other loans, and any investments in our tenants a single reportable segment.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.

3. Real Estate and Other Activities

New Investments

For the years ended December 31, 2023, 2022, and 2021, we acquired or invested in the following net assets (in thousands):

	2023	2022	2021
Land and land improvements	$28,916	$135,301	$642,312
Buildings	114,966	487,698	2,381,654
Intangible lease assets — subject to amortization (weighted-average useful life of 24.8 years in 2023, 21.3 years in 2022, and 34.5 years in 2021)	16,305	45,394	262,385
Mortgage loans(1)	—	159,735	1,113,300
Investments in unconsolidated real estate joint ventures	—	399,456	—
Investments in unconsolidated operating entities	50,000	131,105	1,033,096
Other loans	25,000	—	—
Liabilities assumed	—	(25,727)	(82,508)
	$235,187	$1,332,962	$5,350,239
Loans repaid(1)	(22,900)	—	(1,103,410)
Total net assets acquired	$212,287	$1,332,962	$4,246,829

(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under the Lifepoint Transaction below. The 2021 column includes an £800 million mortgage loan advanced to the Priory Group (“Priory”) in the first quarter of 2021 and converted to fee simple ownership of 35 properties in the second quarter of 2021 as described below.

2023 Activity

Prospect Transaction

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by and master leased to or mortgaged by Prospect Medical Holdings, Inc. ("Prospect") for a combined investment of approximately $1.5 billion. In addition, we originated a $112.9 million term loan cross-defaulted to the master lease and mortgage loan agreements and further secured by a parent guaranty. In the 2022 second quarter, we funded an additional $100 million towards the existing mortgage loan that was secured by a first lien on a California hospital. Prospect's operations were negatively impacted by the coronavirus global pandemic commencing in early 2020, but Prospect remained current with respect to contractual rent and interest payments until the fourth quarter of 2022. Accordingly, and due further to the termination of certain refinancing negotiations between Prospect and certain third parties in early 2023 that would have recapitalized Prospect and provided for payment of unpaid rent and interest, we recorded an approximate $280 million impairment charge in the 2022 fourth quarter. As part of this charge, we reduced the carrying value of the underperforming Pennsylvania properties by approximately $170 million (to approximately $250 million) and reserved all unbilled rent accruals for a total of $112 million.

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

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our then $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, but with cash payments starting in September 2023 for a substantial portion of the contractual monthly rent due on these California properties, b) transitioning the Pennsylvania properties back to Prospect in return for a $150 million first lien mortgage on the facilities, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we have funded in full as of December 31, 2023, d) continuing to pursue the previously disclosed sale of the Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 8 to the consolidated financial statements, and e) obtaining a non-controlling ownership interest in PHP Holdings of approximately $654 million, after applying a discount for lack of marketability, consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $82 million, our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral) (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan, including accrued interest, and we retained our minority equity investment in the operations of Lifepoint Behavioral. Separately, we converted a mortgage loan (as part of our initial acquisition in 2021) into the fee simple ownership of a property in Washington, which is leased, along with the other 18 behavioral health hospitals already leased to Lifepoint Behavioral, under the master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its current lease with us on eight existing general acute care hospitals by five years to 2041.

Other Transactions

In the second quarter of 2023, we acquired three inpatient rehabilitation facilities for a total of approximately €70 million. These hospitals are leased to Median Kliniken S.á.r.l ("MEDIAN") pursuant to a long-term master lease with annual inflation-based escalators.

On April 14, 2023, we acquired five behavioral health hospitals located in the U.K. for approximately £44 million. These hospitals are leased to Priory pursuant to five separate lease agreements with annual inflation-based escalators.

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with MAM, an unrelated party, to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that are leased to Steward, and a fund managed by MAM acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on sale of real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of our consolidated balance sheets), which is being accounted for under the equity method of accounting.

In connection with this transaction, we separated the eight Massachusetts-based facilities into a new master lease with terms generally identical to the other master lease, and the initial fixed lease term of both master leases was extended to 2041.

Other Transactions

On December 9, 2022, we acquired six behavioral health facilities in the U.K. for £233 million ($286 million), plus customary tax and other transaction costs. These hospitals are leased to Priory pursuant to separate long-term leases with inflation-based escalators. As part of this transaction, the third-party seller of the real estate provided £105 million of seller financing - see Note 4 for further details on this debt.

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

Other investments in 2022 included six general acute care facilities. Three general acute care facilities, located throughout Spain, were acquired on April 29, 2022 for €27 million and are leased to GenesisCare pursuant to a long-term lease with annual inflation-based escalators. Two general acute care facilities, one in Arizona and the other in Florida, were acquired on April 18 and 25, 2022, respectively, for approximately $80 million and are leased to Steward pursuant to a master lease agreement with annual inflation-based escalators. The other general acute care facility, located in Colombia, was acquired on July 29, 2022 for $26 million and is leased to Fundación Cardiovascular de Colombia pursuant to a long-term lease with inflation-based escalators.

2021 Activity

Priory Group Transaction

On January 19, 2021, we completed the first of two phases in the Priory transaction in which we funded an £800 million interim mortgage loan on an identified portfolio of Priory real estate assets in the U.K. On June 25, 2021, we completed the second phase of the transaction in which we converted this mortgage loan to fee simple ownership in a portfolio of 35 select real estate assets from Priory (which is ultimately owned by two Waterland Private Equity funds (“Waterland Fund”) through its ownership of MEDIAN) in individual sale-and-leaseback transactions. Therefore, the net aggregate purchase price for the real estate assets we acquired from Priory was approximately £800 million, plus customary stamp duty, tax, and other transaction costs. As part of the real estate acquisition (for which some of the assets were acquired by the share purchase of real estate holding entities), we incurred deferred income tax liabilities and other liabilities of approximately £47.1 million.

In addition to the real estate investment, on January 19, 2021, we made a £250 million acquisition loan to Waterland Fund, in connection with the closing of Waterland Fund’s acquisition of Priory, which was repaid in full plus interest on October 22, 2021.

Finally, we acquired a 9.9% passive equity interest in the Waterland Fund affiliate that indirectly owns Priory.

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

On October 19, 2021, we invested in 18 inpatient behavioral health facilities throughout the U.S. and an interest in the operations of Springstone (now Lifepoint Behavioral) for total consideration of $950 million (including an acquisition loan of approximately $185 million), plus closing and other transaction costs. We also incurred deferred income tax liabilities of approximately $8.0 million. After the Lifepoint Transaction in 2023, these facilities are now leased to Lifepoint Behavioral pursuant to a long-term master lease with annual escalations and multiple extension options.

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

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of December 31, 2023	Estimated Rent Commencement Date
IMED (Spain)	$50,099	$49,534	1Q 2024
Lifepoint Behavioral Health (Texas)	31,600	24,023	1Q 2024
IMED (Spain)	37,879	17,876	3Q 2024
IMED (Spain)	51,984	18,640	1Q 2025
	$171,562	$110,073

We have two other development projects ongoing in Texas (Wadley development) and Massachusetts (Norwood redevelopment). These are not highlighted above given the ongoing restructuring of Steward. However, on a combined basis, we have spent approximately $350 million through December 31, 2023.

Separately, on the Norwood redevelopment, we have approximately $150 million, net of payments received to date, due to us from a combination of recovery receivables (included in "Other assets" in the consolidated balance sheets) associated with the damage to the original facility in 2020 and a $50 million advance (reflected in "Other loans" in the consolidated balance sheets) made to Steward in the first half of 2023 that is secured by, among other things, proceeds from Steward's business interruption insurance claims.

2023 Activity

During 2023, we completed construction and began recording rental income on one inpatient rehabilitation facility located in Lexington, South Carolina, which commenced rent on July 1, 2023 and another inpatient rehabilitation facility located in Stockton, California, which commenced rent on May 1, 2023. Both of these facilities are leased to Ernest Health, Inc. ("Ernest") pursuant to an existing long-term master lease.

2022 Activity

During 2022, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Bakersfield, California. This facility commenced rent on March 1, 2022 and is leased to Ernest pursuant to an existing long-term master lease.

Disposals

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale in the first quarter of 2023 and have recorded approximately $86 million of net impairment charges, which included $37.4 million of straight-line rent receivables and approximately $8 million in fees to sell the hospitals. This impairment charge was partially offset by approximately $8 million of deferred gains from our interest rate swap and foreign currency translation in accumulated other comprehensive income that was reclassified to earnings as part of the transaction. This transaction was set to close in two phases. The first phase closed on May 18, 2023, in which we sold seven of the 11 facilities for A$730 million, and the final phase closed on October 10, 2023, in which we sold the remaining four facilities for approximately A$470 million.

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

Summary of Operations for Assets Disposed in 2023

The following represents the operating results from properties sold for the periods presented (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Revenues	$37,332	$75,084	$75,464
Real estate depreciation and amortization	(4,991)	(20,312)	(21,467)
Property-related expenses	(2,467)	(5,492)	(3,479)
Real estate and other impairment charges(1)	(96,405)	—	—
Other (expense) income	(1,661)	(1,082)	(1,075)
(Loss) income from real estate dispositions, net	$(68,192)	$48,198	$49,443
(1)
Includes an approximate $86 million net impairment charge (including $37.4 million of straight-line rent write-offs) associated with the Australia Transaction and an approximate $11 million impairment charge associated with the repurchase of three Prime facilities.

2022 Activity

On March 14, 2022, we completed the previously described partnership with MAM, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this same Note 3 for further details on this transaction.

During 2022, we also completed the sale of 15 other facilities (including 11 properties sold on September 1, 2022 to Prime for proceeds of $366 million) and five ancillary properties for total proceeds of approximately $522 million and recognized a gain on the sale of real estate of approximately $100 million, along with a $42 million write-off of straight-line rent receivables due to the early termination of certain properties' expected lease terms.

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

The properties sold during 2023, 2022, and 2021 do not meet the definition of discontinued operations.

Intangible Assets

At December 31, 2023 and 2022, our intangible lease assets were $1.0 billion ($0.9 billion, net of accumulated amortization) and $1.4 billion ($1.2 billion, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $332.5 million (including $286 million for accelerating the amortization of the in-place lease intangibles related to the Utah properties associated with the Steward Utah Transaction as described in this same Note 3), $55.9 million, and $56.0 million in 2023, 2022, and 2021, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2024	$40,934
2025	40,081
2026	39,933
2027	39,664
2028	39,330

As of December 31, 2023, capitalized lease intangibles have a weighted-average remaining life of 24.0 years.

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

The following table summarizes total future minimum lease payments to be received, excluding operating expense reimbursements, tenant recoveries, and other lease/loan-related adjustments to revenue (i.e., straight-line rents, deferred revenues, or reserves/write-offs), from tenants under noncancelable leases as of December 31, 2023 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2024	$979,053	$111,929	$1,090,982
2025	994,198	114,224	1,108,422
2026	1,010,217	116,566	1,126,783
2027	1,064,958	118,954	1,183,912
2028	1,077,981	121,390	1,199,371
Thereafter	25,489,598	3,079,714	28,569,312
	$30,616,005	$3,662,777	$34,278,782

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At December 31, 2023, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as DFLs and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Minimum lease payments receivable	$611,669	$880,253
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(571,059)	(731,915)
Net investment in direct financing leases	244,428	352,156
Other financing leases (net of allowance for credit loss)	987,202	1,339,167
Total investment in financing leases	$1,231,630	$1,691,323

The decrease in our investment in financing leases during 2023 is the result of selling three Prime facilities in the third quarter of 2023 and the sale of four Pennsylvania properties as part of the Prospect Transaction.

Other Leasing Activities

At December 31, 2023, our vacant properties represent less than 0.3% of total assets. We are in various stages of either releasing or selling these vacant properties.

See below for an update on some of our tenants:

Steward Health Care System

Utah Transaction

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit Health ("CommonSpirit"), acquired the Utah hospital operations of five general acute care facilities previously operated by Steward (the "Steward Utah Transaction"). As a result of this transaction, we received $100 million on May 1, 2023, of the $150 million loan made in the 2022 second quarter (see "Other Investment Activities" in this same Note 3 for details). The new lease with CHIC for these Utah assets had an initial fixed term of 15 years with annual escalation provisions, along with early lessee purchase options at the greater of fair market value or our gross investment. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly accelerated the amortization of the associated in-place lease intangibles (approximately $286 million) and wrote-off approximately $95 million of straight-line rent receivables in 2023.

Operational and Liquidity Challenges

Steward delayed paying a portion of its September 2023 rent and paid only $16 million of its required $70 million of rent and interest obligations (including our share of rent due to the Massachusetts partnership with MAM) for the 2023 fourth quarter. Due to these payment shortfalls, we have engaged financial and legal advisors to advise us on our best options to protect our investments, including the recovery of unpaid rent and interest. To this point, we funded a $60 million bridge loan in January 2024 secured by our existing collateral as well as new second liens on the managed care business of Steward. As discussed in Note 13 to the consolidated financial statements, we and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and have funded an additional $37.5 million each to Steward. In addition to these fundings, we agreed to a forbearance agreement in which we consented to the deferral of unpaid rent and interest through December 2023, as well as a limited and tapering deferral of rent in 2024. Partial rent payments began in 2024, and we have received approximately $20 million through February 22, 2024. Per the forbearance agreement, full rent and interest payments are required to resume in June 2024.

Due to the operational and liquidity challenges that Steward is facing, we moved to the cash basis of accounting for our leases and loans with Steward effective December 31, 2023. This resulted in the reserving of all unpaid rent and interest receivables at December 31, 2023 and the reversal of previously recognized straight-line rent receivables. See table below for a detail of these and other charges recorded related to our investments in Steward in the 2023 fourth quarter (in millions):

Description	Amount	Income Statement Classification
Reserve of unpaid rent and lease incentives	$154	Rent billed
Reserve of straight-line rent receivables	224	Straight-line rent
Reserve of unpaid interest receivables	35	Interest and other income
Impairment charge on equity investment and other assets (1)	171	Real estate and other impairment charges, net
Impairment charge on real estate assets (2)	100	Real estate and other impairment charges, net
Reserve of unpaid rent and straight-line rent receivables in the MAM partnership	30	Earnings from equity interests
Total	$714
(1)
For our non-real estate investments in Steward, we compared our carrying value of all such investments to the fair value of the underlying collateral, which resulted in a $90 million impairment to our equity investment. The remaining charge relates to reserving for other outstanding receivables, including receivables for reimbursement of property taxes and insurance.
(2)
For the real estate leased to Steward, we made a comparison of the projected undiscounted future cash flows with the net book value of each asset. For less than 10 of these properties, the carrying value was deemed not recoverable, and we recorded an impairment charge to reduce the carrying value to its estimated fair value. In estimating fair value for these properties, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income (i.e. rent revenue less expenses, if any) from the property by a market capitalization rate (range from 6.5% to 9.5%).

At December 31, 2023 and after the impairment charges discussed above, we believe our remaining investment in real estate leased to Steward, our equity and loan investments in Steward, and other assets are fully recoverable. However, no assurances can be given that Steward will be able to comply with the terms of the forbearance agreement, that we will be able to re-tenant or sell properties at favorable terms, or we will not have any additional impairments in future periods.

Alecto Healthcare Services LLC

On June 16, 2023, Alecto Healthcare Services LLC ("Alecto") filed for Chapter 11 bankruptcy in Delaware. At the time, we leased one property to Alecto in Sherman, Texas that has a net book value of approximately $11 million at December 31, 2023. We accounted for this lease with Alecto under the cash basis and did not recognize any revenue related to this property in the 2023 third or fourth quarters. As a result of this bankruptcy, we entered into a restructuring agreement involving the Sherman facility and American Healthcare Systems. Effective January 1, 2024, American Healthcare Systems is our new tenant, working under the terms of the existing lease that was in place with a term ending in January 2039.

Prospect

Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis versus our normal accrual method. During 2023, we recognized approximately $96 million of revenue. Of this, approximately $82 million was recorded as part of the Prospect Transaction, in which we received additional investments in PHP Holdings, in lieu of cash, for the rent and interest that was owed. Subsequent to the Prospect Transaction, we recognized approximately $14 million of revenue representing cash received for rents on our California properties (in line with the amended terms of the master lease), rent on our Connecticut properties, and interest on the $75 million loan discussed earlier in this Note 3.

In regard to PHP Holdings, we account for our investment (both the equity investment and convertible loan) using the fair value option method. Each quarter, we mark such investment to fair value as more fully described in Note 10 to the consolidated financial statements. Subsequent to the Prospect Transaction in May 2023, we have recorded approximately $45 million of positive fair value adjustments, resulting in a total investment in PHP Holdings of approximately $700 million at December 31, 2023.

At December 31, 2023, we believe our remaining investment in the Prospect real estate, our investment in PHP Holdings, and other assets are fully recoverable, but no assurances can be given that we will not have any impairments in future periods.

Pipeline Health System

On October 2, 2022, Pipeline filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's current lease of our California assets remains in place, and we were repaid on February 7, 2023 for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. As part of the settlement, we deferred approximately $6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of December 31, 2023, Pipeline, representing less than 1.3% of total assets, was in compliance with the terms of our lease.

Other Tenant Matters

We have two other domestic operators that have seen a decline in operating results. For the properties leased to these operators and our loan to the international joint venture (combined representing approximately 2.5% of our total assets at December 31, 2023), we have determined that it is no longer probable that these tenants/borrower will be able to pay their future rent/interest in full. As a result, we reserved approximately $95 million of unpaid rent/interest receivables and straight-line rent receivables between the third and fourth quarters of 2023 and will account for future rent/interest for these operators under the cash method. We are currently in various stages of either selling or re-tenanting the related facilities. At December 31, 2023, we believe these real estate and loan investments are fully recoverable. However, no assurances can be given that we will not have any additional impairments in future periods.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such investments. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate and share control over the assets through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are generally structured similarly and carry a similar risk profile to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of December 31, 2023	As of December 31, 2022
Swiss Medical Network	70%	$472,434	$454,083
MEDIAN	50%	471,336	482,735
Steward (Macquarie Transaction)	50%	394,052	417,701
Policlinico di Monza	50%	80,562	86,245
HM Hospitales	45%	56,071	57,139
Total		$1,474,455	$1,497,903

For 2023 and 2022, we received $69 million and $77 million, respectively, in dividends from these real estate joint ventures.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of December 31, 2023	As of December 31, 2022
PHP Holdings	$699,535	$—
Steward (loan investment)	361,591	362,831
International joint venture	225,960	231,402
Swiss Medical Network	186,113	157,145
Priory	163,837	156,575
Aevis Victoria SA ("Aevis")	77,345	72,904
Steward (equity investment)	35,696	125,862
Aspris Children's Services ("Aspris")	15,986	16,023
Lifepoint Behavioral	11,429	200,827
Caremax	1,148	8,526
Prospect	—	112,777
Total	$1,778,640	$1,444,872

The change year over year primarily relates to the payoff of the Lifepoint Behavioral loan in February 2023, as part of the Lifepoint Transaction, and the new investment in PHP Holdings, as more fully described previously in the Prospect Transaction.

For our investments marked to fair value, we recorded approximately $45 million in favorable non-cash fair value adjustments during 2023 as shown in the "Other (including fair value adjustments on securities)" line of the consolidated statements of net income; whereas, this was a $2.3 million favorable non-cash fair value adjustment for 2022. The amount recorded in 2023 includes an approximate $45 million favorable fair market value adjustment to our investment in PHP Holdings and an approximate CHF 20 million favorable adjustment to our investment in Swiss Medical Network, partially offset by decreases in value from marking other securities to market, including our equity investment in the international joint venture.

Other Investment Activities

In 2023, we invested approximately $105 million for a participation in Steward's syndicated asset-backed credit facility, and we loaned an additional $40 million. On August 17, 2023, we sold the $105 million interest to a global asset manager for approximately $100 million, and Steward agreed to repay the remaining balance with interest at the credit facility rate. Steward repaid approximately $2 million of this $5 million loan on November 3, 2023.

Also in 2023, we received repayment of the CHF 60 million mortgage loan from Infracore that was originally made in the fourth quarter of 2022.

In 2022, we funded $150 million to Steward pursuant to a secured loan. The loan bears interest at a current market rate plus a component of additional interest upon repayment. The loan is prepayable without penalty ($100 million of which was repaid as part of the Steward Utah Transaction) and due January 1, 2028.

Concentrations of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of December 31, 2023			As of December 31, 2022
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Steward	$3,518,537		19.2%	$4,762,673	24.2%
Circle	2,119,392		11.6%	2,062,474	10.5%
Priory	1,391,005		7.6%	1,290,213	6.6%
Prospect	1,092,974		6.0%	1,483,599	7.5%
Lifepoint Behavioral Health	813,527		4.4%	985,959	5.0%
Other operators	7,352,012		40.2%	7,461,923	38.0%
Other assets	2,017,397	(2)	11.0%	1,611,159	8.2%
Total	$18,304,844		100.0%	$19,658,000	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of $700 million as part of the Prospect Transaction as further described in this same Note 3.

Total Assets by U.S. State and Country (a)

	As of December 31, 2023		As of December 31, 2022
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,891,482	10.3%	$1,967,948	10.0%
Florida	1,348,210	7.4%	1,324,555	6.8%
California	1,252,674	6.8%	1,450,112	7.4%
Utah	824,048	4.5%	1,224,484	6.2%
Massachusetts	732,550	4.0%	761,694	3.9%
All other states	3,726,145	20.4%	4,245,306	21.6%
Other domestic assets	1,397,170	7.6%	1,028,946	5.2%
Total U.S.	$11,172,279	61.0%	$12,003,045	61.1%
United Kingdom	$4,261,944	23.3%	$4,083,244	20.8%
Switzerland	735,891	4.0%	748,947	3.8%
Germany	734,630	4.0%	664,900	3.4%
Spain	252,529	1.4%	222,316	1.1%
Finland	218,322	1.2%	224,152	1.1%
All other countries	309,022	1.7%	1,129,183	5.7%
Other international assets	620,227	3.4%	582,213	3.0%
Total international	$7,132,565	39.0%	$7,654,955	38.9%
Grand total	$18,304,844	100.0%	$19,658,000	100.0%

Total Assets by Facility Type (a)

	As of December 31, 2023		As of December 31, 2022
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$11,764,151	64.3%	$13,386,376	68.1%
Behavioral health facilities	2,576,983	14.1%	2,727,326	13.9%
Inpatient rehabilitation hospitals	1,445,399	7.9%	1,418,603	7.2%
Long-term acute care hospitals	270,849	1.5%	277,772	1.4%
Freestanding ER/urgent care facilities	230,065	1.2%	236,764	1.2%
Other assets	2,017,397	11.0%	1,611,159	8.2%
Total	$18,304,844	100.0%	$19,658,000	100.0%

(a)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

From a revenue concentration perspective and excluding reserves recorded during the year, Steward, Circle, and Prospect individually represented more than 10% of our total revenues for the years ended December 31, 2023, 2022, and 2021.

On an individual property basis, our largest investment in any single property was approximately 2% of our total assets as of December 31, 2023.

Related Party Transactions

Revenues earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $83.0 million, $135.5 million, and $63.9 million for 2023, 2022, and 2021, respectively.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2023	As of December 31, 2022
Revolving credit facility(A)	$1,514,420	$929,584
Term loan	200,000	200,000
British pound sterling secured term loan due 2024(B)	133,484	126,690
British pound sterling term loan due 2025(B)	891,170	845,810
Australian term loan facility(B)	320,164	817,560
2.550% Senior Unsecured Notes due 2023(B)	—	483,320
3.325% Senior Unsecured Notes due 2025(B)	551,950	535,250
0.993% Senior Unsecured Notes due 2026(B)	551,950	535,250
2.500% Senior Unsecured Notes due 2026(B)	636,550	604,150
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	763,860	724,980
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	445,585	422,905
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,109,133	$10,325,499
Debt issue costs and discount, net	(44,897)	(57,087)
	$10,064,236	$10,268,412

(A)
Includes £322 million of GBP-denominated borrowings and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at December 31, 2023.
(B)
Non-U.S. dollar denominated debt that reflects the exchange rates at period-end.

As of December 31, 2023, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2024	$453,648
2025	1,443,120
2026	3,202,920
2027	1,600,000
2028	763,860
Thereafter	2,645,585
Total	$10,109,133

2023 Activity

In 2023, we purchased approximately £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price and yield averaging approximately 13%. As a result of this prepayment, we realized an approximate $1.1 million gain. On December 5, 2023, we fully paid off the remaining £350 million balance of our 2.550% Senior Unsecured Notes due 2023 with cash on-hand and proceeds from our unsecured credit facility ("Credit Facility").

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

Credit Facility

On May 6, 2022, we increased the amount of our Credit Facility by $500 million by exercising the accordion feature. In addition, our revolver and U.S. dollar term loan were modified with Secured Overnight Financing Rate as a replacement reference rate to U.S. dollar LIBOR. Currently, our Credit Facility includes a $1.8 billion unsecured revolving loan facility and a $200 million unsecured term loan facility.

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

Under the amended Credit Facility and at our election, loans may be made as either ABR Loans or Term Benchmark Loans. The applicable margin for term loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.70% based on current credit rating. The applicable margin for term loans that are Term Benchmark Loans is adjustable on a sliding scale from 0.875% to 1.70% based on current credit rating. The applicable margin for revolving loans that are ABR Loans is adjustable on a sliding scale from 0.00% to 0.50% based on current credit rating. The applicable margin for revolving loans that are Term Benchmark Loans or RFR Loans, as defined in the Credit Facility agreement, is adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee is adjustable on a sliding scale from 0.125% to 0.30% based on current credit rating and is payable on the revolving loan facility. During 2023, our credit rating negatively changed, resulting in adjustments to the applicable margin by 0.375% and an increase to the facility fee from 0.25% to 0.30%.

At December 31, 2023, we had $1.5 billion outstanding on the revolving credit facility, whereas, we had $929.6 million outstanding on our revolving credit facility at December 31, 2022. At December 31, 2023 and 2022, our availability under our revolving credit facility was $0.3 billion and $0.9 billion, respectively. The weighted-average interest rate on the revolving facility was 5.9% and 3.8% during 2023 and 2022, respectively.

At December 31, 2023 and 2022, the interest rate in effect on our term loan was 7.2% and 5.7%, respectively.

Non-U.S. Term Loans

British Pound Sterling Term Loan due 2024

On December 9, 2022, we entered into a £105 million secured sterling-denominated term loan, of which we used to partially fund the Priory acquisition on the same date. This term loan matures on December 9, 2024, and has a fixed interest rate of 5.250%.

British Pound Sterling Term Loan due 2025

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan matures on January 15, 2025. The applicable margin under the term loan is adjustable based on a pricing grid from 0.85% to 1.65% dependent on our current credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The applicable margin for the pricing grid (which can vary based on our credit rating) increased from 1.25% to 1.65% on March 10, 2023 with the change in credit rating, for an all-in fixed rate at December 31, 2023 of 2.349%.

Australian Term Loan

On May 23, 2019, we entered into an A$1.2 billion term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The term loan matures on May 23, 2024. The interest rate under the term loan is adjustable based on a pricing grid from 0.85% to 1.65%, dependent on our current senior unsecured credit rating. On June 27, 2019, we entered into an interest rate swap transaction (effective July 3, 2019) to fix the interest rate to approximately 1.20% for the duration of the loan as long as the reference rate stays above 0.00%. The current applicable margin for the pricing grid (which can vary based on our credit rating) increased from 1.25% to 1.65% on March 10, 2023 with the change in credit rating, for an all-in fixed rate at December 31, 2023 of 2.85%. As noted earlier, on May 18, 2023, we prepaid A$730 million of this term loan.

Interest Rate Swaps

At December 31, 2023, we had a derivative asset of approximately $43 million related to the combination of the sterling-denominated term loan interest rate swap and the Australian dollar term loan interest rate swap. At December 31, 2022, we had a derivative asset of approximately $93.2 million related to the combination of the sterling-denominated term loan interest rate swap and the Australian dollar term loan interest rate swap. Derivative assets are included in “Other assets” on our consolidated balance sheets.

Senior Unsecured Notes

The following are the basic terms of our senior unsecured notes at December 31, 2023 (par value amounts in thousands):

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

Debt Refinancing and Unutilized Financing Costs

2023

In 2023, we recognized a $1.1 million benefit related to the purchase of £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price, partially offset by $0.8 million of costs associated with the partial prepayment of our A$1.2 billion Australian term loan in the second quarter of 2023.

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

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At December 31, 2023, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2023, we were in compliance with all such financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our REIT taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our REIT taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates. Taxable income from non-REIT activities managed through our TRS entities is subject to applicable U.S. federal, state, and local income taxes. Our international subsidiaries are also subject to income or other taxes in the jurisdictions in which they operate.

From our TRS entities and our foreign operations, income tax benefit (expense) were as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Current income tax (expense) benefit:
Domestic	$(7,756)	$1,111	$(1,559)
Foreign	(24,257)	(27,751)	(18,964)
	(32,013)	(26,640)	(20,523)
Deferred income tax (expense) benefit:
Domestic	8,926	(15,628)	6,915
Foreign	153,766	(13,632)	(60,340)
	162,692	(29,260)	(53,425)
Income tax benefit (expense)	$130,679	$(55,900)	$(73,948)

A reconciliation of income tax benefit (expense) from the statutory income tax rate to the effective tax rate based on (loss) income before income taxes for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
(Loss) income before income tax	$(686,771)	$959,719	$730,888
Income tax benefit (expense) at the U.S. statutory federal rate (21% in 2023, 2022, and 2021)	144,222	(201,541)	(153,486)
Decrease (increase) in income tax resulting from:
Foreign rate differential	(4,122)	1,826	2,742
State income taxes, net of federal benefit	1,275	(1,886)	—
U.S. earnings not subject to federal income tax	(115,189)	165,705	132,266
Change in valuation allowance	(45,692)	(11,281)	(10,040)
Statutory tax rate change	—	(941)	(43,924)
Interest disallowance	(3,421)	(1,737)	(646)
Tax Impact of UK REIT conversion	160,641	—	—
Other items, net	(7,035)	(6,045)	(860)
Total income tax benefit (expense)	$130,679	$(55,900)	$(73,948)

In 2023, we elected to move a majority of our U.K. assets into a U.K. REIT regime with an effective date of July 1, 2023. With this election, we adjusted the deferred tax liabilities associated with these properties, resulting in a $161 million income tax benefit. Going forward, these U.K. assets will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT.

In 2022, we incurred approximately $5 million of income tax expense from the credit loss recovery on loans made to the Watsonville Community Hospital; whereas, in 2021, we recorded an approximate $10 million income tax benefit related to the initial loan impairment.

During the 2021 second quarter, the U.K. enacted an increase in its corporate income tax rates from 19% to 25% effective April 1, 2023, which resulted in a one-time adjustment to our net deferred tax liabilities of approximately $43 million.

The foreign provision for income taxes is based on foreign profit before income taxes of $6.3 million, $159.6 million, and $164.0 million in 2023, 2022, and 2021, respectively.

The domestic provision for income taxes is based on income (loss) before income taxes of $(144.5) million in 2023, $10.8 million in 2022, and $(29.7) million in 2021 from our TRS entities.

At December 31, 2023 and 2022, components of our deferred tax assets and liabilities were as follows (in thousands):

	2023	2022
Deferred tax assets:
Operating loss and interest deduction carry forwards	$143,683	$175,922
Depreciation	45,146	—
Partnership investments	15,768	—
Other	18,899	15,218
Total deferred tax assets	223,496	191,140
Valuation allowance	(117,191)	(71,499)
Total net deferred tax assets	$106,305	$119,641
Deferred tax liabilities:
Property and equipment	$(158,330)	$(294,181)
Net unbilled revenue	(65,727)	(63,324)
Partnership investments	—	(26,268)
Other	(10,687)	(27,153)
Total deferred tax liabilities	(234,744)	(410,926)
Net deferred tax asset (liability)	$(128,439)	$(291,285)

At December 31, 2023, we had net NOL and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$169,970	$458,913

Tax-effected NOL carryforwards	$28,056	$114,359
Valuation allowance	(27,956)	(4,702)
Net deferred tax asset - NOL carryforwards	$100	$109,657
Expiration periods	2024-indefinite	indefinite

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

During 2023, a valuation allowance of $45.7 million has been recorded against a portion of our deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized. Valuation allowance activity recorded generally follows the activity of the associated deferred tax asset that is not expected to be recognized. From time-to-time, we may acquire deferred tax assets as part of real estate transactions and will assess the need for a valuation allowance as part of the opening balance sheet. Additionally, valuation allowances will be remeasured for foreign currency translation fluctuations through other comprehensive income.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our REIT taxable income in 2023, 2022, and 2021. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
Per share:	2023		2022	2021
Ordinary dividend (1)	$1.0639		$0.4703	$0.7646
Long-term capital gain (2)	0.1061		0.6797	0.1654
Return of capital	—		—	0.1800
Total	$1.1700	(3)	$1.1500	$1.1100

(1)
For the years ended December 31, 2023, 2022, and 2021, includes Section 199A dividends of 1.0639, 0.4703, and 0.7646, respectively.
(2)
For the years ended December 31, 2023, 2022, and 2021, includes Unrecaptured Section 1250 gains of 0.1061, 0.2574, and 0.0583, respectively.
(3)
Includes the fourth quarter dividend declared on November 9, 2023, and paid on January 11, 2024, as it will be taxable to stockholders as part of their 2023 dividend income.

Similar to our U.S. REIT, we have met all requirements of our U.K. REIT as of December 31, 2023.

MPT Operating Partnership, L.P.

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is generally required for such income of the Operating Partnership. However, the Operating Partnership has formed TRS entities on behalf of Medical Properties Trust, Inc., which are subject to U.S. federal, state, and local income taxes at regular corporate rates, and its international subsidiaries are subject to income and other taxes in the jurisdictions in which they operate. See discussion above under Medical Properties Trust, Inc. for more details of income and other taxes associated with our TRS entities and international operations.
6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(556,092)	$903,819	$656,940
Non-controlling interests’ share in earnings	(384)	(1,222)	(919)
Participating securities’ share in earnings	(1,644)	(1,602)	(2,161)
Net (loss) income, less participating securities’ share in earnings	$(558,120)	$900,995	$653,860
Denominator:
Basic weighted-average common shares	598,518	598,634	588,817
Dilutive potential common shares(1)	—	203	1,322
Diluted weighted-average common shares	598,518	598,837	590,139

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(556,092)	$903,819	$656,940
Non-controlling interests’ share in earnings	(384)	(1,222)	(919)
Participating securities’ share in earnings	(1,644)	(1,602)	(2,161)
Net (loss) income, less participating securities’ share in earnings	$(558,120)	$900,995	$653,860
Denominator:
Basic weighted-average units	598,518	598,634	588,817
Dilutive potential units(1)	—	203	1,322
Diluted weighted-average units	598,518	598,837	590,139

(1)
The above computation of diluted earnings per share does not include 32,382 potential common shares/units as inclusion of these shares when a loss exists would be antidilutive.

7. Stock Awards

Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors ("Board"), and we have reserved 28.9 million shares of common stock for awards, of which 8.8 million shares remain available for future stock awards as of December 31, 2023. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards (along with shares withheld for payroll tax withholding purposes) are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and restricted stock units pursuant to our Equity Incentive Plan. These stock-based awards have been granted in the form of service-based awards, performance awards based on company-specific performance hurdles, and market-based awards. See below for further details on each of these stock-based awards:

Service-Based Awards

In 2023, 2022, and 2021, the Compensation Committee granted service-based awards to employees and non-employee directors. Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2023, 2022, and 2021, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants.

In 2023, 2022, and 2021, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The performance thresholds for 2023 are based on strategic transactions (including individual property disposals and larger asset disposals through joint venture transactions) and EBITDA, while 2022 and 2021 awards were based on funds from operations growth, EBITDA, and acquisitions.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2023, 2022, and 2021 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the Dow Jones U.S. Real Estate Health Care Index for 2023 and 2022 and the SNL U.S. REIT Healthcare Index for 2021 and 2) how our TSR compared to a threshold set by the Compensation Committee.

Market-Based Awards

In 2023, the Compensation Committee granted market-based awards to employees, other than the Chief Executive Officer and Chief Financial Officer. Generally, dividends are not paid on market-based awards until the award is earned. See details below of such market-based award grant.

On December 8, 2023, the Compensation Committee approved market-based restricted stock awards of 2,500,000 shares of common stock at the target level of achievement. These shares will be earned at the target level only if the Company's share price increases to $7.00 per share, with the opportunity to earn more shares (up to three times target), based on higher stock price hurdles. The actual number of shares to be earned pursuant to these awards will be determined based on a trailing 20-trading day average closing price of the Company's common stock during the four-year period following the grant date of December 8, 2023. Earned shares will vest in equal quarterly installments over two years following the date that the Compensation Committee makes a determination of achievement of the performance metrics, subject to the grantee’s continued employment through such date, provided that all unvested earned shares will vest in full following the end of the four-year performance period.

The following summarizes stock-based award activity in 2023 and 2022 (which includes awards granted in 2023, 2022, and any applicable prior years), respectively:

For the Year Ended December 31, 2023:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	810,483	$21.02	4,349,081	$18.26
Awarded	1,210,448	$10.36	10,270,260	$8.47
Vested	(864,482)	$16.60	(1,591,846)	$19.65
Forfeited	(11,653)	$12.27	(450,703)	$12.44
Nonvested awards at end of year	1,144,796	$13.01	12,576,792	$10.20

For the Year Ended December 31, 2022:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	922,954	$20.26	5,477,536	$15.86
Awarded	659,393	$21.18	1,828,971	$18.45
Vested	(750,854)	$20.25	(2,924,722)	$13.87
Forfeited	(21,010)	$20.06	(32,704)	$19.17
Nonvested awards at end of year	810,483	$21.02	4,349,081	$18.26

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2023, 2022, and 2021, we recorded $33.3 million, $49.4 million, and $52.1 million, respectively, of non-cash compensation expense. The decrease in share-based compensation in 2023 is a result of a $13.2 million cumulative catch-up in 2023 from lowering the payout probability of certain performance awards, partially offset by an incremental $3.5 million of expense from the acceleration of stock awards for a retiring executive officer.

The remaining unrecognized cost from stock-based awards at December 31, 2023, is $52.0 million, which will be recognized over a weighted-average period of 1.9 years. Stock-based awards that vested in 2023, 2022, and 2021, had a value of $22.5 million, $82.6 million, and $49.9 million, respectively.

8. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we expect to receive $355 million in cash and have received the remainder in additional investments in PHP Holdings - part of the Prospect Transaction discussed in Note 3. Closing of this transaction is subject to certain regulatory approvals and the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

In 2023 and early 2024, we became party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama, Case No. 2:23-cv-00486. The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23-cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. On February 16, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00471). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York, Case No. 1:23-cv-08597. The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. On December 18, 2023, members of our Board of Directors were named as defendants in a related shareholder derivative action filed by a purported stockholder in the United States District Court for the Southern District of New York, Case No. 1:23-cv-10934. The Company was named as a nominal defendant. The complaint makes allegations similar to those made in the New York securities lawsuit relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect.

We believe these claims are without merit and intend to defend the remaining open cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

From time-to-time, we are a party to other legal proceedings, claims, or regulatory inquiries and investigations arising out of, or incidental to, our business. While we are unable to predict with certainty the outcome of any particular matter, in the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations, or cash flows.

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

2022 Activity

On October 9, 2022, the Board of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $500 million of common stock, par value $0.001 per share. In 2022, we repurchased 1.6 million shares for a total of $17.9 million. The Stock Repurchase Program expired on October 10, 2023.

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

MPT Operating Partnership, L.P.

At December 31, 2023, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership.

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

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will be allocated pro-rata to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership until their adjusted capital balances are reduced to zero, then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. No LTIP units exist at December 31, 2023.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2023			December 31, 2022
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$45,059		$45,476	$167,035		$163,101
Loans(1)	1,302,727	(2)	1,202,383	1,405,615	(2)	1,360,113
Debt, net	(10,064,236)		(8,256,465)	(10,268,412)		(8,697,042)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below. In addition for December 31, 2022 only, this excludes the acquisition and mortgage loans made to Lifepoint Behavioral, which were satisfied in full in February 2023 as further described in Note 3.
(2)
Includes $162.4 million and $223.8 million of mortgage loans, a $323.8 million and $315.9 million shareholder loan included in investments in unconsolidated real estate joint ventures, $526.9 million and $640.4 million of loans that are part of our investments in unconsolidated operating entities, and $289.6 million and $225.5 million of other loans at December 31, 2023 and December 31, 2022, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, our equity investment in Lifepoint Behavioral, and our investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. Our acquisition and mortgage loans to Lifepoint Behavioral (which were satisfied in full in February 2023 as described in Note 3) were also accounted for under the fair value option method at December 31, 2022. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At December 31, 2023 and 2022, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2023		As of December 31, 2022
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$146,892	$146,892	$140,260	$140,260	Mortgage loans
Equity investment and other loans	939,903	912,999	434,609	441,943	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries (as well as the Lifepoint Behavioral loans at December 31, 2022) are recorded at fair value based on Level 2 and Level 3 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of the loans. Our equity investment in Lifepoint Behavioral is recorded at fair value based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the consolidated financial statements. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a discounted cash flow model, which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow models, our unobservable inputs include use of a discount rate (which is based on a weighted-average cost of capital) and an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In 2023, we recorded a favorable fair value adjustment of approximately $34 million on our investments accounted for under the fair value option method (primarily from our investment in PHP Holdings as described in Note 3), compared to an unfavorable adjustment of approximately $7 million in 2022.

The discount rate and DLOM on our investment in PHP Holdings was approximately 11% and 8%, respectively, at December 31, 2023. In arriving at the DLOM, we considered many qualitative factors, including the percent of control, the nature of the underlying investee's business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using full basis point variations (in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) in Fair Value
+ 100 basis points	$(7,571)
- 100 basis points	7,571

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for impairment purposes of our financial instruments and for certain equity investments without a readily determinable fair value.

Impairment of Non-Real Estate Investments

Our non-real estate investments in Steward and related affiliates include our 9.9% equity investment, approximately $212 million in working capital loans, and an approximate $362 million loan made in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the $219 million loan to the international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments, we performed a valuation of Steward’s business at December 31, 2023, with assistance from a third-party, independent valuation firm, using a market valuation approach, with Level 3 inputs including the selected revenue multiple range of 0.50x to 0.60x in reference to comparable transactions. After reducing the derived fair value for the loans to Steward discussed above, we arrived at a fair value for Steward’s equity. We then compared our equity investment’s carrying value to our 9.9% share of the fair value of Steward’s equity, which resulted in the need for an impairment charge of approximately $90 million. The value of the investor's share of the remaining 90.1% of Steward's equity that collateralizes the loan to the international joint venture was sufficient to support recovery of this investment.

In 2022, we performed an impairment analysis on our investments in financing leases with Prospect using an income approach with Level 3 inputs including the selected market capitalization rate range of 7.5% to 9.0%. For these assets, we divided the expected operating income (i.e. rent revenue less expenses, if any) from the underlying properties by a market capitalization rate. We then compared the carrying value of our investment to the derived fair value, which resulted a $170 million impairment to the Pennsylvania assets.

Equity Investments Without a Readily Determinable Fair Value

For our equity investment in Swiss Medical Network (which does not have a readily determinable fair value), we marked our investment to fair value in the 2023 third quarter based on the price paid by a new investor in the same security, resulting in a CHF 20 million favorable adjustment.

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

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2023	2022	2021
Operating lease cost (1)	(2)	$11,653	$12,175	$10,694
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51	51
Interest on lease liabilities	Interest	128	128	128
Sublease income	Other	(4,178)	(4,485)	(4,466)
Total lease cost		$7,654	$7,869	$6,407

(1)
Includes short-term leases.
(2)
$6.0 million, $5.7 million, and $6.3 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2023, 2022, and 2021, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2023 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2024	$9,292	$130	$(4,509)	$4,913
2025	9,279	131	(4,389)	5,021
2026	8,522	133	(4,083)	4,572
2027	7,985	134	(3,796)	4,323
2028	8,073	135	(3,804)	4,404
Thereafter	232,286	4,382	(62,455)	174,213	(1)
Total undiscounted minimum lease payments	$275,437	$5,045	$(83,036)	$197,446
Less: interest	(173,625)	(3,107)
Present value of lease liabilities	$101,812	$1,938

(1)
Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2023	December 31, 2022
Right of use assets:
Operating leases - real estate	Land	$63,675	$63,553
Finance leases - real estate	Land	1,683	1,734
Total real estate right of use assets		$65,358	$65,287
Operating leases - corporate	Other assets	24,243	26,225
Total right of use assets		$89,601	$91,512

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$101,812	$101,592
Financing leases	Obligations to tenants and other lease liabilities	1,938	1,938
Total lease liabilities		$103,750	$103,530

Weighted-average remaining lease term:
Operating leases		32.9	33.2
Finance leases		32.9	33.9
Weighted-average discount rate:
Operating leases		6.2%	6.1%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,210	$7,169	$7,330
Operating cash flows used for finance leases	129	128	126
Non-cash activities - Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	23,066	1,120

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	As of December 31,
	2023	2022
Debt issue costs, net(1)	$8,513	$12,036
Other corporate assets	275,688	256,438
Prepaids and other assets	173,710	304,516
Total other assets	$457,911	$572,990
(1)
Relates to our revolving credit facility

Other corporate assets include building, land and land improvements associated with our corporate offices, furniture and fixtures, equipment, corporate vehicles, aircraft, enterprise and other software, deposits, and right-of-use assets associated with corporate leases. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), non-tenant receivables, derivative assets, and lease incentives provided to tenants, among other items.

Other corporate assets are higher in 2023 due to funding our new corporate headquarters, with an initial budget estimate of approximately $150 million. Prepaids and other assets decreased in 2023 primarily due to a reduction in the value of our interest rate swaps as further discussed in Note 4 and reserving for lease incentives made to tenants and other receivables as further discussed in Note 3.

13. Subsequent Events

Prime

On February 19, 2024, we entered into definitive agreements to sell five properties currently leased to Prime for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan due in approximately nine months. This transaction, closing of which is subject to customary conditions and notice provisions, would result in a gain on real estate of approximately $50 million and a non-cash straight-line rent write-off of approximately $28 million.

As part of this sale transaction, we also agreed to extend the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4% and a purchase option for a value of at least $260 million, which is greater than our net book value for these properties at December 31, 2023.

Other Disposal Transactions

In February 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million economic loss. In addition, we entered into agreements to sell a non-controlling interest in a tenant and two hospitals in South Carolina for total proceeds of approximately $17 million.

Steward

In February 2024, we and certain of Steward's asset backed lenders agreed to a new bridge facility with Steward. As part of this facility, we and the other lenders each funded $37.5 million. If certain milestones are met in regard to Steward's strategic plan to improve its liquidity position and optimize the amount and timing of resources for us and the other lenders, additional fundings may be made. This is in addition to the $60 million funded in January 2024. These advances by us, secured by all of our existing collateral plus new second liens on Steward's managed care business, were made to protect the value of our assets and the related Steward operations while Steward executes its strategic plan as described previously in Note 3.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2023 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2023, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for MPT Operating Partnership, L.P. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2023, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2024.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2024.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2024.

ITEM 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Birmingham, Alabama, PCAOB Auditor ID 238. The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 29, 2024.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	62
MPT Operating Partnership, L.P.	65

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2023 and 2022	68
Consolidated Statements of Net Income for the Years Ended December 31, 2023, 2022, and 2021	69
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2023, 2022, and 2021	70
Consolidated Statements of Equity for the Years Ended December 31, 2023, 2022, and 2021	71
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	72

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2023 and 2022	73
Consolidated Statements of Net Income for the Years Ended December 31, 2023, 2022, and 2021	74
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2023, 2022, and 2021	75
Consolidated Statements of Capital for the Years Ended December 31, 2023, 2022, and 2021	76
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021	77

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	78
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021	122
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022, and 2021	123
Schedule IV — Mortgage Loans on Real Estate at December 31, 2023 with reconciliations for the years ended December 31, 2023, 2022, and 2021	131

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015

3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Tenth Supplemental Indenture, dated as of July 22, 2016, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee.	8-K	001-32559	4.2	July 22, 2016
4.5	Eleventh Supplemental Indenture, dated as of March 24, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Paying Agent, Registrar and Transfer Agent.	8-K	001-32559	4.2	March 27, 2017
4.6	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.7	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.8	Fourteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association as trustee, Elavon Financial Services DAC, U.K. Branch as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.2	December 11, 2019
4.9	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.10	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020

4.11	Seventeenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	March 29, 2021
4.12	Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.4	March 29, 2021
4.13	Nineteenth Supplemental Indenture, dated as of October 6, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	October 13, 2021
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. 2013 Equity Incentive Plan***	10-K	001-32559	10.2	March 1, 2019
10.3	Medical Properties Trust, Inc. 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 26, 2019
10.4	Medical Properties Trust, Inc. Amended and Restated 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 28, 2022
10.5	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.6	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.7	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.8	Form of Award Agreement for Restricted Stock***	8-K	001-32559	10.1	December 14, 2023
10.9	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.10	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.11	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.12	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.13	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (LTIP Units)***	8-K	001-32559	10.2	August 6, 2007
10.14	Form of Medical Properties Trust, Inc. 2007 Multi-Year Incentive Plan Award Agreement (Restricted Shares)***	8-K	001-32559	10.3	August 6, 2007
10.15	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.16	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.17	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.18	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.19	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009

10.20	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.21	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.22	Syndicated Facility Agreement among MPT Operating Partnership, L.P. and Evolution Trustees Limited as Trustee of MPT Australia Realty Trust, as borrowers, Medical Properties Trust, Inc. and certain subsidiaries, as guarantors, the several lenders and other entities from time to time parties thereto, Bank of America, N.A, as administrative agent, and Citizens Bank, N.A., JPMorgan Change Bank, N.A., Suntrust Bank and Wells Fargo Bank, N.A., as co-syndication agents.	10-Q	001-32559	10.1	August 9, 2019
10.23	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.24	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
10.25	Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee	10-Q	001-32559	10.1	November 9, 2021
10.26	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 29, 2022, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-32559	1.1	July 6, 2022
19.1*	Compensation Recovery Policy
19.2*	Insider Trading Policy
21.1*	Subsidiaries of Medical Properties Trust, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
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

Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page interactive data file (Formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

Date: February 29, 2024

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 29, 2024

/s/ G. Steven Dawson G. Steven Dawson	Director	February 29, 2024

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	February 29, 2024

/s/ Emily W. Murphy	Director	February 29, 2024
Emily W. Murphy

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	February 29, 2024

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	February 29, 2024

/s/ Michael G. Stewart Michael G. Stewart	Director	February 29, 2024

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	February 29, 2024

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2023

		Additions				Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts		Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2023	$393,057	$755,627	(2)	$—		$(270,366)	(3)	$878,318
2022	$154,161	$294,861	(4)	$—		$(55,965)	(5)	$393,057
2021	$146,637	$69,131	(6)	$7,340	(7)	$(68,947)	(8)	$154,161

(1)
Includes real estate impairment reserves, allowances for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)
Represents $261 million increase in accounts receivable reserves, $259 million increase in straight-line rent receivable reserves, $90 million increase to equity investment impairment reserves, and $89 million increase to real estate impairment reserves, as further described in Note 3 to Item 8 of this Annual Report on Form 10-K. Also includes an increase of $10 million in credit loss reserves and an approximately $47 million increase in valuation allowances to reserve against our net deferred tax assets in 2023.
(3)
Includes a $170 million decrease in real estate impairment reserves, an approximately $35 million decrease in credit loss reserves related to transitioning properties back to a tenant in exchange for a first-lien mortgage, and a $50 million recovery of previously reserved interest satisfied as part of the “Prospect Transaction” as disclosed in Note 3 to Item 8 of this Annual Report on Form 10-K. Also includes an approximately $11 million write-off of previously reserved accounts receivable.
(4)
Represents a $170.6 million increase to real estate impairment reserves, $0.5 million increase in accounts receivable and other reserves, $114.0 million increase in credit loss reserves on financing-type receivables, and a $9.8 million increase in valuation allowance to reserve against our net deferred tax assets in 2022.
(5)
Includes a $2.9 million decrease in real estate impairment reserves related to disposals in 2022, a $11.7 million decrease in accounts receivable and other reserves, a net credit loss recovery of approximately $15 million on the Watsonville loans, and a $26.4 million decrease of credit loss reserves related to financial instruments sold, repaid, or satisfied in 2022.
(6)
Represents a $41.7 million increase in credit loss reserves on financing-type receivables, $8 million increase in accounts receivable and other reserves, and an approximately $20 million increase in valuation allowances to reserve against our net deferred tax assets in 2021.
(7)
Represents $7.3 million of tax valuation allowances recorded as part of the purchase price allocation of the Priory Transaction as disclosed in Note 3 to Item 8 of this Annual Report on Form 10-K.
(8)
Includes a $22.4 million decrease in real estate impairment reserves related to disposals in 2021, a $38.7 million decrease in accounts receivable and other reserves, $6.0 million decrease of equity investment impairment reserves related to disposals in 2021, and $1.9 million of credit loss recovery related to loan paydowns in 2021.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2023

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Aberdeen, UK	Acute care general hospital	$4,252	$100,721	$—	$—	$4,252	$100,721	$104,973	$10,106	$—	1985	January 9, 2020	40
Algeciras, Spain	Acute care general hospital	521	8,222	—	—	521	8,222	8,743	377	—	1997	April 29, 2022	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	6,781	—	2014	August 31, 2014	40
Altrincham, UK	Behavioral health facility	14,644	25,138	—	—	14,644	25,138	39,782	828	—	1890, 2014	December 9, 2022	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	973	—	2014	March 19, 2014	40
Arnold, UK	Behavioral health facility	477	9,916	—	—	477	9,916	10,393	680	—	2008	June 25, 2021	40
Ashtead, UK	Acute care general hospital	37,762	70,798	—	—	37,762	70,798	108,560	8,016	—	1981	August 16, 2019	40
Aurora, CO	Freestanding ER	2,801	4,812	—	—	2,801	4,812	7,613	992	—	2015	September 17, 2015	40
Austin, TX	Freestanding ER	3,610	4,200	—	—	3,610	4,200	7,810	746	—	2017	March 2, 2017	40
Avondale, AZ	Behavioral health facility	5,383	64,650	—	—	5,383	64,650	70,033	3,806	—	2016	October 19, 2021	40
Ayr, UK	Behavioral health facility	16,990	48,655	—	—	16,990	48,655	65,645	3,105	—	2004	June 25, 2021	40
Bad Salzuflen, Germany	Rehabilitation hospital	10,503	26,581	—	—	10,503	26,581	37,084	4,409	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	7,138	23,376	—	—	7,138	23,376	30,514	3,693	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,126	2,752	—	—	1,126	2,752	3,878	468	—	1973, 2010	November 30, 2017	40
Bakersfield, CA	Rehabilitation hospital	2,178	45,253	—	—	2,178	45,253	47,431	2,074	—	2022	May 15, 2020	40
Barby, Germany	Rehabilitation hospital	1,819	20,290	—	—	1,819	20,290	22,109	397	—	1995	April 19, 2023	40
Basingstoke, UK	Acute care general hospital	12,922	50,190	—	—	12,922	50,190	63,112	5,070	—	1984	January 9, 2020	40
Bassenheim, Germany	Rehabilitation hospital	1,122	5,289	—	—	1,122	5,289	6,411	721	—	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,509	31,277	—	—	1,509	31,277	32,786	7,428	—	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	7,193	13,053	—	—	7,193	13,053	20,246	1,356	—	1992	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,462	20,948	—	—	5,462	20,948	26,410	2,108	—	1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,540	7,504	—	—	1,540	7,504	9,044	764	—	1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	2,563	—	—	—	2,563	—	2,563	—	—	N/A	August 23, 2019	—
Bennettsville, SC	Acute care general hospital	794	13,245	—	—	794	13,245	14,039	12,308	—	1984	April 1, 2008	42
Big Spring, TX	Acute care general hospital	1,655	21,254	815	—	1,655	22,069	23,724	2,922	—	1973	April 12, 2019	41
Birmingham, UK	Behavioral health facility	927	10,159	—	—	927	10,159	11,086	196	—	1864, 2009	April 14, 2023	40
Birmingham, UK	Acute care general hospital	8,192	42,216	—	—	8,192	42,216	50,408	3,694	—	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	9,862	93,867	—	—	9,862	93,867	103,729	9,484	—	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	17,361	—	—	—	17,361	17,361	1,519	—	2018	June 29, 2020	40
Birmingham, UK	Behavioral health facility	412	19,164	—	—	412	19,164	19,576	1,284	—	1900, 1984, 2016	June 25, 2021	40
Blackburn, UK	Acute care general hospital	2,661	51,001	—	—	2,661	51,001	53,662	5,131	—	1957	January 9, 2020	40
Blackburn, UK	Behavioral health facility	20,030	54,338	—	—	20,030	54,338	74,368	3,723	—	1930	June 25, 2021	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	5,503	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	34	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	1,325	—	2008	February 29, 2012	50
Bolton, UK	Acute care general hospital	1,585	44,534	—	—	1,585	44,534	46,119	4,469	—	1989	January 9, 2020	40
Boonton Township, NJ	Behavioral health facility	6,712	17,031	—	—	6,712	17,031	23,743	1,510	—	1952, 1971-1978	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	7,170	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	3,550	—	3,486	59,846	63,332	6,920	—	1992	August 30, 2019	40
Brandis, Germany	Rehabilitation hospital	2,214	24,340	—	—	2,214	24,340	26,554	485	—	1995	April 19, 2023	40
Braunfels, Germany	Acute care general hospital	2,175	13,548	—	—	2,175	13,548	15,723	2,910	—	1977	June 30, 2015	40
Bristol, UK	Behavioral health facility	4,705	37,356	—	—	4,705	37,356	42,061	1,085	—	1790, 2014	December 9, 2022	40
Bromley, UK	Behavioral health facility	7,224	15,521	—	—	7,224	15,521	22,745	1,077	—	1714, 1830, 2021	June 25, 2021	40
Broomfield, CO	Freestanding ER	825	3,895	—	—	825	3,895	4,720	925	—	2014	July 3, 2014	40
Bury, UK	Behavioral health facility	8,510	19,391	—	—	8,510	19,391	27,901	1,398	—	2003	June 25, 2021	40
Bussage, UK	Behavioral health facility	8,490	3,753	—	—	8,490	3,753	12,243	262	—	1970	June 25, 2021	40
Cadiz, Spain	Acute care general hospital	299	6,799	—	—	299	6,799	7,098	304	—	2000	April 29, 2022	40
Canterbury, UK	Acute care general hospital	9,185	27,589	—	—	9,185	27,589	36,774	2,781	—	1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	910	25,576	—	—	910	25,576	26,486	2,583	—	1990	January 9, 2020	40
Carrollton, TX	Behavioral health facility	4,941	52,227	—	—	4,941	52,227	57,168	3,089	—	2012	October 19, 2021	40
Casper, WY	Rehabilitation hospital	1,683	—	—	—	1,683	—	1,683	—	—	2012	February 29, 2012	—
Caterham, UK	Acute care general hospital	10,552	20,846	—	—	10,552	20,846	31,398	2,394	—	1982	August 16, 2019	40
Cayce, SC	Rehabilitation hospital	1,022	21,159	—	—	1,022	21,159	22,181	255	—	2023	October 21, 2022	40
Chandler, AZ	Freestanding ER	3,517	4,783	—	—	3,517	4,783	8,300	1,036	—	2015	April 24, 2015	40
Chandler, AZ	Freestanding ER	750	3,853	—	—	750	3,853	4,603	795	—	2015	October 7, 2015	40
Cheadle, UK	Acute care general hospital	30,936	162,963	—	—	30,936	162,963	193,899	16,398	—	1981	January 9, 2020	40
Cheadle, UK	Behavioral health facility	29,815	94,808	—	—	29,815	94,808	124,623	6,413	—	1994	July 8, 2020	40
Cheraw, SC	Acute care general hospital	657	18,534	—	—	657	18,534	19,191	15,276	—	1982	April 1, 2008	42
Clarksville, TX	Rehabilitation hospital	2,460	25,540	—	—	2,460	25,540	28,000	2,130	—	2019	December 17, 2020	39
Cologne, Germany	Acute care general hospital	4,426	14,965	—	—	4,426	14,965	19,391	2,475	—	2001	August 7, 2020	40
Colorado Springs, CO	Freestanding ER	600	4,231	—	—	600	4,231	4,831	1,014	—	2014	June 5, 2014	40
Columbus, OH	Behavioral health facility	2,101	44,218	—	—	2,101	44,218	46,319	2,640	—	2017	October 19, 2021	40
Commerce City, TX	Freestanding ER	707	4,248	—	—	707	4,248	4,955	964	—	2014	December 11, 2014	40
Conroe, TX	Behavioral health facility	3,855	38,892	—	—	3,855	38,892	42,747	2,373	—	2018	October 19, 2021	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	968	—	2015	April 10, 2015	40
Coral Gables, FL	Acute care general hospital	26,215	84,584	—	—	26,215	84,584	110,799	5,295	—	1959	August 1, 2021	40
Crown Point, IN	Long term acute care hospital	302	528	—	—	302	528	830	73	—	2008	August 30, 2019	40
Croydon, UK	Acute care general hospital	9,943	41,706	—	—	9,943	41,706	51,649	4,225	—	1981	January 9, 2020	40
Dahlen, Germany	Rehabilitation hospital	1,342	11,339	—	—	1,342	11,339	12,681	1,065	—	1993, 2006	August 28, 2018	40
Dallas, TX	Long term acute care hospital	1,421	13,536	—	—	1,421	13,536	14,957	5,865	—	2006	September 5, 2006	40
Darlington, UK	Acute care general hospital	2,088	35,818	—	—	2,088	35,818	37,906	3,138	—	2001	August 7, 2020	40
Darlington, UK	Behavioral health facility	21,246	48,262	—	—	21,246	48,262	69,508	3,533	—	1935, 2018, 2020	June 25, 2021	40
Darlington, UK	Behavioral health facility	5,228	26,348	—	—	5,228	26,348	31,576	1,735	—	1960, 1990	June 25, 2021	40
Denver, CO	Freestanding ER	1,239	4,276	—	—	1,239	4,276	5,515	918	—	2015	June 8, 2015	40
Denville, NJ	Acute care general hospital	15,709	55,772	—	—	15,709	55,772	71,481	4,835	—	1953, 1969-2008	September 30, 2015	40
Detroit, MI	Long term acute care hospital	1,220	8,323	—	—	1,220	8,323	9,543	3,305	—	1956	May 22, 2008	40
Dewsbury, UK	Behavioral health facility	1,120	10,199	—	—	1,120	10,199	11,319	206	—	2012	April 14, 2023	40
Diss, UK	Behavioral health facility	2,910	10,377	—	—	2,910	10,377	13,287	796	—	1840 (2)	June 25, 2021	40
Dorchester, UK	Acute care general hospital	539	31,341	—	—	539	31,341	31,880	3,149	—	1981	January 9, 2020	40
Dormagen, Germany	Rehabilitation hospital	1,909	5,648	—	—	1,909	5,648	7,557	801	—	1993, 2006	August 28, 2018	40
Dover, NJ	Acute care general hospital	3,865	8,693	—	—	3,865	8,693	12,558	802	—	1925, 1927-2008	September 30, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Droitwich, UK	Acute care general hospital	76	15,298	—	—	76	15,298	15,374	1,550	—	1984	January 9, 2020	40
Dublin, OH	Behavioral health facility	5,118	69,346	—	—	5,118	69,346	74,464	4,058	—	2012	October 19, 2021	40
El Paso, TX	Rehabilitation hospital	4,268	21,345	—	—	4,268	21,345	25,613	1,859	—	2018	December 17, 2020	38
Englewood, CO	Behavioral health facility	3,369	65,480	—	—	3,369	65,480	68,849	3,865	—	2017	October 19, 2021	40
Essex, UK	Behavioral health facility	4,642	43,193	—	—	4,642	43,193	47,835	1,251	—	1790, 1992, 2014	December 9, 2022	40
Euxton, UK	Acute care general hospital	4,617	35,560	—	—	4,617	35,560	40,177	4,145	—	1981	August 16, 2019	40
Firestone, TX	Freestanding ER	495	3,963	—	—	495	3,963	4,458	949	—	2014	June 6, 2014	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	3,276	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	8,388	—	2012	February 7, 2012	40
Floridablanca, Colombia	Acute care general hospital	815	25,478	—	—	815	25,478	26,293	912	—	1997	July 29, 2022	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	2,738	—	2009	August 30, 2019	40
Fort Worth, TX	Behavioral health facility	3,406	34,627	—	—	3,406	34,627	38,033	2,100	—	2014	October 19, 2021	40
Fountain, CO	Freestanding ER	1,508	4,131	—	—	1,508	4,131	5,639	973	—	2014	July 31, 2014	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	8,228	—	1991	August 30, 2019	40
Frome, UK	Behavioral health facility	2,896	17,545	—	—	2,896	17,545	20,441	1,237	—	1980	June 25, 2021	40
Frome, UK	Behavioral health facility	10,895	10,711	—	—	10,895	10,711	21,606	995	—	1700, 2015, 2017	June 25, 2021	40
Gainesborough, UK	Behavioral health facility	1,528	10,007	—	—	1,528	10,007	11,535	253	—	2008	April 14, 2023	40
Gardena, CA	Acute care general hospital	14,010	65,282	—	—	14,010	65,282	79,292	4,410	—	1966	July 6, 2021	40
Georgetown, TX	Behavioral health facility	4,569	22,858	7,669	—	4,569	30,527	35,096	1,375	—	2014	October 19, 2021	40
Gilbert, AZ	Freestanding ER	1,517	4,661	—	—	1,517	4,661	6,178	981	—	2015	July 22, 2015	40
Gilbert, AZ	Behavioral health facility	4,790	45,076	—	—	4,790	45,076	49,866	2,614	—	2020	October 19, 2021	40
Glasgow, UK	Acute care general hospital	6,442	131,570	—	—	6,442	131,570	138,012	13,194	—	1983	January 9, 2020	40
Glasgow, UK	Behavioral health facility	1,429	15,619	—	—	1,429	15,619	17,048	1,058	—	1900, 1980	June 25, 2021	40
Glendale, AZ	Freestanding ER	1,144	6,087	—	—	1,144	6,087	7,231	1,091	—	2016	October 21, 2016	40
Glendale, AZ	Freestanding ER	1,176	4,046	—	—	1,176	4,046	5,222	868	—	2015	June 5, 2015	40
Gloucester, UK	Acute care general hospital	5,580	61,373	—	—	5,580	61,373	66,953	7,042	—	1990	August 16, 2019	40
Godalming, UK	Behavioral health facility	9,356	18,980	—	—	9,356	18,980	28,336	1,376	—	1796, 2007	June 25, 2021	40
Goodyear, AZ	Freestanding ER	1,800	4,713	—	—	1,800	4,713	6,513	913	—	2016	April 4, 2016	40
Great Missenden, UK	Acute care general hospital	11,770	105,167	—	—	11,770	105,167	116,937	10,600	—	1981	January 9, 2020	40
Grefath, Germany	Rehabilitation hospital	1,200	3,028	—	—	1,200	3,028	4,228	439	—	1886, 1983	August 28, 2018	40
Guildford, UK	Acute care general hospital	6,881	36,427	—	—	6,881	36,427	43,308	3,675	—	1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	2,014	31,159	—	—	2,014	31,159	33,173	3,585	—	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	38,403	40,415	—	—	38,403	40,415	78,818	4,098	—	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	10,625	—	1999	August 31, 2015	34
Hassocks, UK	Behavioral health facility	5,484	28,675	—	—	5,484	28,675	34,159	2,203	—	1998	June 25, 2021	40
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	1,453	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	2,407	—	2013	March 1, 2013	40
Heidelberg, Germany	Rehabilitation hospital	6,237	35,625	—	—	6,237	35,625	41,862	6,716	—	1885, 1991	June 22, 2016	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	1,002	—	2016	March 10, 2016	40
Helsinki, Finland	Acute care general hospital	4,085	67,529	—	—	4,085	67,529	71,614	3,137	—	1992, 2013	March 11, 2022	40
Hemel Hempstead, UK	Behavioral health facility	12,490	6,304	—	—	12,490	6,304	18,794	550	—	1901, 1990	June 25, 2021	40
Hialeah, FL	Acute care general hospital	18,802	107,783	—	—	18,802	107,783	126,585	6,896	—	1950	August 1, 2021	40
Hialeah, FL	Acute care general hospital	75,339	222,271	73,911	—	75,339	296,182	371,521	15,345	—	1969	August 1, 2021	40
Highland Hills, OH	Behavioral health facility	3,148	43,891	—	—	3,148	43,891	47,039	2,622	—	2015	October 19, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Highland Village, TX	Freestanding ER	3,172	1,551	—	—	3,172	1,551	4,723	479	—	2015	September 22, 2015	40
Highlands Ranch, CO	Freestanding ER	4,200	4,779	—	—	4,200	4,779	8,979	886	—	2016	July 25, 2016	40
Hill County, TX	Acute care general hospital	1,120	17,882	845	—	1,120	18,727	19,847	16,139	—	1980	September 17, 2010	15
Hinckley, UK	Behavioral health facility	2,466	16,804	—	—	2,466	16,804	19,270	1,138	—	1892, 2007	June 25, 2021	40
Hook, UK	Behavioral health facility	5,416	10,315	—	—	5,416	10,315	15,731	759	—	1980	June 25, 2021	40
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	1,918	—	2015	May 1, 2015	34
Hoover, AL	Freestanding ER	—	1,034	296	—	—	1,330	1,330	308	—	2015	May 1, 2015	34
Hope, AR	Acute care general hospital	1,651	3,359	2,733	—	1,651	6,092	7,743	1,395	—	1984-2001	September 29, 2017	41
Hot Springs, AR	Acute care general hospital	5,622	59,432	21,221	—	5,622	80,653	86,275	17,341	—	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	28,687	104,028	90,934	—	28,687	194,962	223,649	16,337	—	1940-1950	September 29, 2017	41
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	724	—	2016	September 26, 2016	40
Houston, TX	Behavioral health facility	6,063	19,881	2,565	—	6,063	22,446	28,509	1,683	—	2020	October 25, 2019	40
Houston, TX	Acute care general hospital	3,274	27,324	32,499	—	3,274	59,823	63,097	21,142	—	1960	August 10, 2007	40
Huntington Park, CA	Acute care general hospital	3,132	5,002	—	—	3,132	5,002	8,134	386	—	1967	July 6, 2021	40
Huntington Park, CA	Acute care general hospital	3,935	6,103	—	—	3,935	6,103	10,038	461	—	1960-1969	July 6, 2021	40
Idaho Falls, ID	Acute care general hospital	1,822	41,316	30,353	—	1,822	71,669	73,491	17,918	—	2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	1,880	107,608	1,064	—	1,880	108,672	110,552	10,525	—	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,158	—	—	8,877	247,158	256,035	33,435	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	1,355	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	14,637	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,534	4,174	—	—	1,534	4,174	5,708	756	—	2016	October 10, 2016	40
Katy, TX	Freestanding ER	2,116	3,873	—	—	2,116	3,873	5,989	791	—	2015	October 21, 2015	40
Kuhlungsborn, Germany	Rehabilitation hospital	6,700	17,226	—	—	6,700	17,226	23,926	288	—	1998	June 1, 2023	40
Kuopio, Finland	Acute care general hospital	1,301	43,352	—	—	1,301	43,352	44,653	2,085	—	2017	March 11, 2022	29
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	4,068	—	2013	February 1, 2013	40
Lafayette, IN	Behavioral health facility	2,829	10,795	—	—	2,829	10,795	13,624	782	—	2012	October 19, 2021	40
Lander, WY	Acute care general hospital	758	42,849	—	—	758	42,849	43,607	4,579	—	1983	December 17, 2019	40
Lauderdale Lakes, FL	Acute care general hospital	10,657	150,313	—	—	10,657	150,313	160,970	10,300	—	1975	August 1, 2021	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	6,770	—	1985	December 17, 2019	40
Layton, UT	Acute care general hospital	14,360	370,154	6,530	—	14,360	376,684	391,044	31,857	—	1976-2010	September 29, 2017	40
League City, TX	Freestanding ER	1,278	3,901	—	—	1,278	3,901	5,179	829	—	2015	June 19, 2015	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	1,373	—	2017	June 10, 2019	50
Leeds, UK	Behavioral health facility	2,280	9,521	—	—	2,280	9,521	11,801	665	—	1990	June 25, 2021	40
Lehi, UT	Acute care general hospital	13,368	29,950	1,676	—	13,368	31,626	44,994	5,664	—	2015	September 29, 2017	45
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	17,006	—	1922	May 1, 2017	40
Little Elm, TX	Freestanding ER	1,241	3,491	—	—	1,241	3,491	4,732	877	—	2013	December 1, 2013	40
London, UK	Acute care general hospital	9,243	61,004	—	—	9,243	61,004	70,247	6,121	—	1984	January 9, 2020	40
London, UK	Behavioral health facility	36,266	51,909	—	—	36,266	51,909	88,175	1,512	—	1811, 2014	December 9, 2022	40
London, UK	Acute care general hospital	3,285	4,148	—	—	3,285	4,148	7,433	422	—	1987	January 9, 2020	40
London, UK	Behavioral health facility	28,936	14,973	—	—	28,936	14,973	43,909	497	—	1790, 1992, 2014	December 9, 2022	40
London, UK	Acute care general hospital	12,451	81,267	—	—	12,451	81,267	93,718	8,133	—	1977	January 9, 2020	40
London, UK	Behavioral health facility	6,161	15,655	—	—	6,161	15,655	21,816	1,076	—	1900, 1960	June 25, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
London, UK	Behavioral health facility	13,810	6,810	—	—	13,810	6,810	20,620	487	—	1992	June 25, 2021	40
Longmont, CO	Freestanding ER	1,748	4,181	—	—	1,748	4,181	5,929	827	—	2016	February 10, 2016	40
Los Angeles, CA	Acute care general hospital	12,562	40,164	—	—	12,562	40,164	52,726	2,593	—	1972	July 6, 2021	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	6,718	—	2008	June 16, 2015	40
Lynwood, CA	Acute care general hospital	30,116	148,527	—	—	30,116	148,527	178,643	12,749	—	1940, 1989-2000	August 13, 2020	40
Malaga, SP	Acute care general hospital	748	11,718	—	—	748	11,718	12,466	498	—	2018	April 29, 2022	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	962	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,561	5,801	—	—	1,561	5,801	7,362	1,088	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,558	4,060	—	—	2,558	4,060	6,618	1,149	—	2015	July 31, 2015	30
McKinney, TX	Behavioral health facility	2,934	—	—	—	2,934	—	2,934	—	—	N/A	October 19, 2021	-
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	19,124	—	1996	August 31, 2015	41
Melbourne, FL	Acute care general hospital	5,642	17,087	21,830	—	5,642	38,917	44,559	5,172	—	2002	May 1, 2017	42
Melton Mowbray, UK	Behavioral health facility	5,702	15,982	—	—	5,702	15,982	21,684	1,143	—	1990	June 25, 2021	40
Mesa, AZ	Acute care general hospital	6,498	100,032	4,152	—	6,498	104,184	110,682	27,504	—	2007	September 26, 2013	40
Mesa, AZ	Acute care general hospital	2,604	16,400	—	—	2,604	16,400	19,004	707	—	2019	April 18, 2022	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	731	—	1960	December 17, 2019	30
Miami, FL	Acute care general hospital	44,400	107,203	—	—	44,400	107,203	151,603	8,092	—	1955	August 1, 2021	40
Miami, FL	Acute care general hospital	20,430	30,282	10,935	—	20,430	41,217	61,647	1,483	—	1958, 1962, 1988, 2016	April 25, 2022	40
Milton Keynes, UK	Acute care general hospital	5,245	35,861	—	—	5,245	35,861	41,106	3,610	—	1983	January 9, 2020	40
Monmouth, UK	Behavioral health facility	15,506	11,552	—	—	15,506	11,552	27,058	976	—	2017	June 25, 2021	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	24,858	—	1920-2000	April 1, 2014	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	276	—	2012	August 30, 2019	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	850	—	2011	February 29, 2012	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	1,110	—	2016	September 23, 2016	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	2,019	—	1919, 1920-2003	May 2, 2016	40
Newburgh, IN	Behavioral health facility	1,215	7,212	—	—	1,215	7,212	8,427	472	—	2010	October 19, 2021	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	5,549	—	2007	February 14, 2011	40
Norwalk, CA	Acute care general hospital	2,811	5,940	—	—	2,811	5,940	8,751	464	—	1959, 1995	July 6, 2021	40
Norwalk, CA	Acute care general hospital	7,946	31,574	5,995	—	7,946	37,569	45,515	2,178	—	1958-1978	July 6, 2021	40
Norwood, MA	Acute care general hospital	6,373	—	—	—	6,373	—	6,373	—	—	N/A	June 27, 2018	46
Nottingham, UK	Acute care general hospital	4,952	45,951	—	—	4,952	45,951	50,903	4,660	—	1983	January 9, 2020	40
Nottingham, UK	Behavioral health facility	10,011	8,960	—	—	10,011	8,960	18,971	735	—	2000	June 25, 2021	40
Nottingham, UK	Behavioral health facility	10,160	3,246	—	—	10,160	3,246	13,406	227	—	1980	June 25, 2021	40
Odessa, TX	Acute care general hospital	6,217	123,518	16,600	—	6,217	140,118	146,335	20,542	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	4,025	—	2014	March 1, 2014	40
Oklahoma City, OK	Behavioral health facility	3,641	3,047	—	—	3,641	3,047	6,688	337	—	2017	October 19, 2021	40
Olathe, KS	Behavioral health facility	6,882	55,745	2,052	—	6,882	57,797	64,679	3,376	—	2015	October 19, 2021	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	1,442	—	2018	June 10, 2019	50
Orpington, UK	Acute care general hospital	10,338	42,714	—	—	10,338	42,714	53,052	4,312	—	1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	7,246	—	1950	December 17, 2019	30
Oulu, Finland	Acute care general hospital	3,173	44,912	—	—	3,173	44,912	48,085	2,187	—	2017	March 11, 2022	40
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	1,441	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	1,498	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	2,626	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	9,986	—	1988	December 17, 2019	40
Parker, CO	Freestanding ER	1,300	4,448	—	—	1,300	4,448	5,748	908	—	2015	November 6, 2015	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	2,404	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	835	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	3,534	—	2006	July 1, 2008	40
Phoenix, AZ	Behavioral health facility	2,396	12,643	2,985	—	2,396	15,628	18,024	4,763	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	73,773	4,499	—	12,695	78,272	90,967	13,041	—	1968-1976	September 29, 2017	43
Phoenix, AZ	Acute care general hospital	5,576	45,782	—	—	5,576	45,782	51,358	7,916	—	2017	February 10, 2017	40
Phoenix, AZ	Freestanding ER	1,132	5,052	—	—	1,132	5,052	6,184	853	—	2017	April 13, 2017	40
Plano, TX	Freestanding ER	4,138	1,416	—	—	4,138	1,416	5,554	553	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	2,325	38,382	—	—	2,325	38,382	40,707	4,722	—	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	15,186	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	11,432	76,746	6,877	—	11,432	83,623	95,055	20,870	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	3,895	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	3,442	—	2013	December 31, 2013	40
Preston, UK	Behavioral health facility	8,740	26,001	—	—	8,740	26,001	34,741	1,741	—	1850, 2018, 2021	June 25, 2021	40
Princes Risborough, UK	Acute care general hospital	4,662	—	—	—	4,662	—	4,662	—	—	N/A	January 9, 2020	40
Raleigh, NC	Behavioral health facility	3,469	27,514	—	—	3,469	27,514	30,983	1,769	—	2018	October 19, 2021	40
Reading, UK	Acute care general hospital	34,795	46,173	—	—	34,795	46,173	80,968	5,227	—	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	25,995	83,297	—	—	25,995	83,297	109,292	6,367	—	2012	December 18, 2020	40
Remscheid, Germany	Rehabilitation hospital	1,048	2,528	—	—	1,048	2,528	3,576	357	—	1951, 1983	August 28, 2018	40
Richmond, TX	Behavioral health facility	5,380	6,155	6,017	—	5,380	12,172	17,552	472	—	2014	October 19, 2021	40
Richmond, VA	Long term acute care hospital	1,296	10,071	—	—	1,296	10,071	11,367	1,413	—	1989	August 30, 2019	40
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	3,675	—	1983	December 17, 2019	36
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	1,621	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	428	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	44	—	1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,577	40,753	—	—	3,577	40,753	44,330	4,113	—	1965	January 9, 2020	40
Rockledge, FL	Acute care general hospital	13,919	23,282	8,428	—	13,919	31,710	45,629	6,584	—	1950, 1970	May 1, 2017	42
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	1,473	—	2018	June 10, 2019	50
Romford, UK	Behavioral health facility	5,354	8,766	—	—	5,354	8,766	14,120	692	—	1980	June 25, 2021	40
Rosenberg, TX	Freestanding ER	1,251	4,505	—	—	1,251	4,505	5,756	901	—	2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	2,908	18,302	—	—	2,908	18,302	21,210	2,171	—	1986	August 16, 2019	40
Royston, UK	Behavioral health facility	6,734	20,048	—	—	6,734	20,048	26,782	1,578	—	1906, 1970	June 25, 2021	40
Salt Lake City, UT	Acute care general hospital	13,590	101,915	15,268	—	13,590	117,183	130,773	17,550	—	1906-1987	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	10,851	7,982	—	8,053	18,833	26,886	5,731	—	1978-2002	September 29, 2017	41
San Antonio, TX	Freestanding ER	3,075	4,801	—	—	3,075	4,801	7,876	850	—	2016	December 9, 2016	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	962	—	2014	January 1, 2014	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,641	—	2012	October 2, 2012	40
San Antonio, TX	Freestanding ER	2,377	4,253	—	—	2,377	4,253	6,630	762	—	2016	October 27, 2016	40
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	4,439	—	1993	August 30, 2019	40
			—

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2023(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)

Santa Maria de Feira, PT	Acute care general hospital	1,860	17,839	—	—	1,860	17,839	19,699	1,018	—	2015	October 21, 2021	40
Sebastian, FL	Acute care general hospital	5,733	49,136	58,739	—	5,733	107,875	113,608	14,058	—	1974	May 1, 2017	41
Sharon, PA	Acute care general hospital	6,179	9,066	8,513	—	6,179	17,579	23,758	3,537	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	1,699	—	2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	6,614	44,615	—	—	6,614	44,615	51,229	4,528	—	2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,931	—	—	3,363	10,931	14,294	4,326	—	1913, 1960-2010	October 31, 2014	40
Southampton, UK	Behavioral health facility	6,445	18,924	—	—	6,445	18,924	25,369	1,466	—	1820, 1985	June 25, 2021	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	4,079	—	2013	August 1, 2013	40
Stirling, UK	Acute care general hospital	1,054	19,511	—	—	1,054	19,511	20,565	1,274	—	1992	July 6, 2021	40
Stockton, CA	Rehabilitation hospital	2,798	50,610	—	—	2,798	50,610	53,408	835	—	2021	November 23, 2020	40
Surrey, UK	Behavioral health facility	15,047	9,130	—	—	15,047	9,130	24,177	334	—	1950, 2014	December 9, 2022	40
Sussex, NJ	Acute care general hospital	477	2,097	—	—	477	2,097	2,574	191	—	1920	September 30, 2015	40
Swindon, UK	Acute care general hospital	5,328	59,772	—	—	5,328	59,772	65,100	6,013	—	1984	January 9, 2020	40
Tadley, UK	Behavioral health facility	20,918	19,061	—	—	20,918	19,061	39,979	1,565	—	2020	June 25, 2021	40
Tempe, AZ	Acute care general hospital	6,050	10,986	5,239	—	6,050	16,225	22,275	2,856	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	N/A	September 29, 2017	-
The Woodlands, TX	Freestanding ER	1,976	4,524	—	—	1,976	4,524	6,500	877	—	2016	March 28, 2016	40
Thornton, CO	Freestanding ER	1,350	4,259	—	—	1,350	4,259	5,609	994	—	2014	August 29, 2014	40
Toledo, OH	Rehabilitation hospital	1,134	17,740	—	—	1,134	17,740	18,874	3,437	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	20,545	—	—	1,299	20,545	21,844	7,794	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,981	35,743	—	—	2,981	35,743	38,724	3,993	—	1981	August 16, 2019	40
Turku, Finland	Acute care general hospital	1,207	58,193	—	—	1,207	58,193	59,400	2,731	—	2018	March 11, 2022	40
Usk, UK	Behavioral health facility	1,730	22,202	—	—	1,730	22,202	23,932	1,472	—	1770, 1850, 1980	June 25, 2021	40
Valencia, SP	Acute care general hospital	11,128	69,552	—	—	11,128	69,552	80,680	4,176	—	2017	December 2, 2021	40
Vancouver, WA	Behavioral health facility	9,313	12,505	—	—	9,313	12,505	21,818	384	—	2018	October 19, 2021	40
Viseu, Portugal	Acute care general hospital	2,535	28,884	—	—	2,535	28,884	31,419	3,307	—	2016	November 28, 2019	37
Warren, OH	Acute care general hospital	5,385	47,588	10,492	—	5,385	58,080	63,465	11,225	—	1982	May 1, 2017	41
Warren, OH	Rehabilitation hospital	2,417	15,857	1,737	—	2,417	17,594	20,011	3,598	—	1922-2000	May 1, 2017	46
Watsonville, CA	Acute care general hospital	16,488	17,800	—	—	16,488	17,800	34,288	2,780	—	1983	September 30, 2019	39
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	10,969	—	2004	December 21, 2010	40
West Chester, OH	Behavioral health facility	3,670	61,338	—	—	3,670	61,338	65,008	3,670	—	2013	October 19, 2021	40
West Jordan, UT	Acute care general hospital	16,897	233,256	6,293	—	16,897	239,549	256,446	22,616	—	1983	September 29, 2017	40
West Midlands, UK	Behavioral health facility	1,922	7,162	—	—	1,922	7,162	9,084	149	—	2013	April 14, 2023	40
West Monroe, LA	Acute care general hospital	11,702	69,433	19,116	—	12,254	87,997	100,251	20,928	—	1962	September 26, 2013	40
West Valley City, UT	Acute care general hospital	5,260	58,314	6,644	—	5,260	64,958	70,218	24,100	—	1980	April 22, 2008	40
Wichita, KS	Rehabilitation hospital	1,019	18,374	—	—	1,019	18,374	19,393	7,234	—	1992	April 4, 2008	40
Willenhall, UK	Behavioral health facility	7,289	16,262	—	—	7,289	16,262	23,551	1,100	—	2000	June 25, 2021	40
Winchester, UK	Acute care general hospital	6,487	10,277	—	—	6,487	10,277	16,764	1,060	—	1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	12,184	104,726	—	—	12,184	104,726	116,910	10,500	—	1955	January 9, 2020	40
Woking, UK	Behavioral health facility	7,240	4,680	—	—	7,240	4,680	11,920	358	—	1800, 2020	June 25, 2021	40
Worthing, UK	Acute care general hospital	6,716	30,146	—	—	6,716	30,146	36,862	3,040	—	1994	January 9, 2020	40
York, UK	Behavioral health facility	3,708	6,743	—	—	3,708	6,743	10,451	141	—	2008	April 14, 2023	40
York, UK	Behavioral health facility	21,635	71,771	—	—	21,635	71,771	93,406	4,739	—	1900, 1980	June 25, 2021	40
Youngstown, OH	Acute care general hospital	4,335	3,565	488	—	4,335	4,053	8,388	2,626	—	1929-2003	May 1, 2017	41
		$1,805,286	$9,493,186	$514,703	$—	$1,806,765	$10,006,410	$11,813,175	$1,227,619
(1)
The aggregate cost for federal income tax purposes is $11.9 billion.
(2)
Date of construction is based off of best available information, but note that this facility has had multiple updates since initial construction.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2023		December 31, 2022		December 31, 2021
COST
Balance at beginning of period	$12,300,524		$13,628,749		$10,749,707
Acquisitions	143,882		622,999		3,023,966
Transfers from construction in progress	72,791		47,431		—
Additions	87,873		150,290		167,164
Dispositions	(874,519)		(1,471,529)		(229,584)
Other	82,624	(3)	(677,416)	(3)	(82,504)	(3)
Balance at end of period	$11,813,175	(4)	$12,300,524		$13,628,749

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
ACCUMULATED DEPRECIATION
Balance at beginning of period	$1,008,340	$950,369	$728,176
Depreciation	270,816	277,032	262,063
Depreciation on disposed property	(73,765)	(185,519)	(35,551)
Other	22,228	(33,542)	(4,319)
Balance at end of period	$1,227,619	$1,008,340	$950,369

(3)
Includes foreign currency fluctuations for all years.
(4)
Excludes approximately $400 million and $170 million of construction and building improvements in progress reflected in buildings and improvements at December 31, 2023 and 2022, respectively.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2023

Column A	Column B	Column C	Column D	Column E	Column F	Column G(1)	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:			Payable in monthly installments of interest plus principal payable in full at maturity
Colombia(4)	10.50%	2035		(2)	$146,892	$146,892	(3)
Vibra	11.50%	2024		(2)	7,986	7,986	(3)
Prospect(5)	9.00%	2028		(2)	155,223	155,223	(3) (6)
					$310,101	$310,101	(7)

(1)
The aggregate cost for federal income tax purposes is $310.1 million.
(2)
There were no prior liens on loans as of December 31, 2023.
(3)
Mortgage loans were not delinquent with respect to principal or interest.
(4)
Mortgage loans covering three properties.
(5)
Mortgage loans covering four properties.
(6)
Interest on the Prospect loans becomes due and payable beginning March 1, 2024.
(7)
Excludes allowance for credit loss of $0.8 million at December 31, 2023.

Changes in mortgage loans (excluding allowance for credit loss) for the years ended December 31, 2023, 2022, and 2021 are summarized as follows:

	Year Ended December 31,
	2023		2022	2021
	(Dollar amounts in thousands)
Balance at beginning of year	$364,420		$213,320	$248,335
Additions during year:
New mortgage loans and additional advances on existing loans	155,223		177,924	1,128,695	(9)
Exchange rate fluctuations	31,530		(15,824)	(3,640)
	551,173		375,420	1,373,390
Deductions during year:
Collection of principal	(241,072)	(8)	(11,000)	(1,160,070)	(9)
	(241,072)		(11,000)	(1,160,070)
Balance at end of year	$310,101		$364,420	$213,320
(8)
Includes a $151 million mortgage loan satisfied in exchange for non-controlling ownership interest in PHP Holdings as part of the Prospect Transaction in the second quarter of 2023 as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.
(9)
Includes an £800 million mortgage loan advanced to Priory in the first quarter of 2021 that was redeemed as part of the acquisition of the underlying fee simple real estate in the second quarter of 2021 as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.