Form 10-Q
period 2024-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2024-05-29
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 24, 2024, Medical Properties Trust, Inc. had 600.1 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2024 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,823,748	$13,237,187
Investment in financing leases	1,233,178	1,231,630
Real estate held for sale	295,130	—
Mortgage loans	309,926	309,315
Gross investment in real estate assets	14,661,982	14,778,132
Accumulated depreciation and amortization	(1,422,728)	(1,407,971)
Net investment in real estate assets	13,239,254	13,370,161
Cash and cash equivalents	224,340	250,016
Interest and rent receivables	34,492	45,059
Straight-line rent receivables	677,570	635,987
Investments in unconsolidated real estate joint ventures	1,450,482	1,474,455
Investments in unconsolidated operating entities	794,138	1,778,640
Other loans	426,971	292,615
Other assets	453,709	457,911
Total Assets	$17,300,956	$18,304,844
Liabilities and Equity
Liabilities
Debt, net	$10,098,723	$10,064,236
Accounts payable and accrued expenses	302,526	412,178
Deferred revenue	32,076	37,962
Obligations to tenants and other lease liabilities	163,264	156,603
Total Liabilities	10,596,589	10,670,979
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,304 shares at March 31, 2024 and 598,991 shares at December 31, 2023	600	599
Additional paid-in capital	8,567,199	8,560,309
Retained deficit	(1,846,862)	(971,809)
Accumulated other comprehensive (loss) income	(18,838)	42,501
Total Medical Properties Trust, Inc. stockholders’ equity	6,702,099	7,631,600
Non-controlling interests	2,268	2,265
Total Equity	6,704,367	7,633,865
Total Liabilities and Equity	$17,300,956	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Revenues
Rent billed	$199,299	$248,157
Straight-line rent	44,736	56,693
Income from financing leases	16,393	13,195
Interest and other income	10,888	32,166
Total revenues	271,316	350,211
Expenses
Interest	108,685	97,654
Real estate depreciation and amortization	75,586	83,860
Property-related	4,818	7,110
General and administrative	33,348	41,724
Total expenses	222,437	230,348
Other expense
(Loss) gain on sale of real estate	(1,423)	62
Real estate and other impairment charges, net	(693,088)	(89,538)
Earnings from equity interests	10,549	11,352
Other (including fair value adjustments on securities)	(229,345)	(5,166)
Total other expense	(913,307)	(83,290)

(Loss) income before income tax	(864,428)	36,573
Income tax expense	(10,949)	(3,543)

Net (loss) income	(875,377)	33,030
Net income attributable to non-controlling interests	(248)	(236)
Net (loss) income attributable to MPT common stockholders	$(875,625)	$32,794

Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(1.46)	$0.05

Weighted average shares outstanding — basic	600,304	598,302
Weighted average shares outstanding — diluted	600,304	598,310

Dividends declared per common share	$—	$0.29

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Net (loss) income	$(875,377)	$33,030
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps, net of tax	(2,797)	(15,325)
Reclassification of interest rate swap gain from AOCI, net of tax	—	(28,553)
Foreign currency translation (loss) gain	(58,542)	28,143
Total comprehensive (loss) income	(936,716)	17,295
Comprehensive income attributable to non-controlling interests	(248)	(236)
Comprehensive (loss) income attributable to MPT common stockholders	$(936,964)	$17,059

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(875,377)	$33,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,214	87,586
Amortization of deferred financing costs and debt discount	3,698	4,014
Straight-line rent revenue and other	(46,566)	(58,566)
Stock-based compensation	7,633	11,829
Loss (gain) on sale of real estate	1,423	(62)
Real estate and other impairment charges, net	693,088	89,538
Straight-line rent and other write-off	1,817	2,192
Tax rate changes and other	(307)	(7,305)
Other adjustments (including fair value adjustments on securities)	223,674	(8,505)
Changes in:
Interest and rent receivables	5,369	(514)
Other assets	5,689	(2,493)
Accounts payable and accrued expenses	(18,878)	(15,696)
Deferred revenue	(4,135)	600
Net cash provided by operating activities	74,342	135,648
Investing activities
Cash paid for acquisitions and other related investments	—	(72,900)
Net proceeds from sale of real estate	6,596	100
Proceeds received from sale and repayment of loans receivable	114,416	221,876
Investment in loans receivable	(135,000)	(50,000)
Construction in progress and other	(29,885)	(13,292)
Proceeds from sale and return of equity investment	11,656	—
Capital additions and other investments, net	(87,045)	(68,606)
Net cash (used for) provided by investing activities	(119,262)	17,178
Financing activities
Revolving credit facility, net	111,186	95,919
Dividends paid	(92,763)	(176,580)
Lease deposits and other obligations to tenants	6,226	(2,691)
Stock vesting - satisfaction of tax withholdings	(283)	(5,554)
Other financing activities, payment of debt refinancing, and deferred financing costs	(2,291)	(219)
Net cash provided by (used for) financing activities	22,075	(89,125)
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(22,845)	63,701
Effect of exchange rate changes	(2,889)	2,927
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$230,218	$308,166
Interest paid	$131,815	$116,436
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$—	$174,492
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$224,340	$302,321
Restricted cash, included in Other assets	5,878	5,845
	$230,218	$308,166

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,823,748	$13,237,187
Investment in financing leases	1,233,178	1,231,630
Real estate held for sale	295,130	—
Mortgage loans	309,926	309,315
Gross investment in real estate assets	14,661,982	14,778,132
Accumulated depreciation and amortization	(1,422,728)	(1,407,971)
Net investment in real estate assets	13,239,254	13,370,161
Cash and cash equivalents	224,340	250,016
Interest and rent receivables	34,492	45,059
Straight-line rent receivables	677,570	635,987
Investments in unconsolidated real estate joint ventures	1,450,482	1,474,455
Investments in unconsolidated operating entities	794,138	1,778,640
Other loans	426,971	292,615
Other assets	453,709	457,911
Total Assets	$17,300,956	$18,304,844
Liabilities and Capital
Liabilities
Debt, net	$10,098,723	$10,064,236
Accounts payable and accrued expenses	302,136	318,980
Deferred revenue	32,076	37,962
Obligations to tenants and other lease liabilities	163,264	156,603
Payable due to Medical Properties Trust, Inc.	—	92,808
Total Liabilities	10,596,199	10,670,589
Capital
General Partner — issued and outstanding — 6,004 units at March 31, 2024 and 5,991 units at December 31, 2023	67,288	75,969
Limited Partners — issued and outstanding — 594,300 units at March 31, 2024 and 593,000 units at December 31, 2023	6,654,039	7,513,520
Accumulated other comprehensive (loss) income	(18,838)	42,501
Total MPT Operating Partnership, L.P. capital	6,702,489	7,631,990
Non-controlling interests	2,268	2,265
Total Capital	6,704,757	7,634,255
Total Liabilities and Capital	$17,300,956	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2024	2023
Revenues
Rent billed	$199,299	$248,157
Straight-line rent	44,736	56,693
Income from financing leases	16,393	13,195
Interest and other income	10,888	32,166
Total revenues	271,316	350,211
Expenses
Interest	108,685	97,654
Real estate depreciation and amortization	75,586	83,860
Property-related	4,818	7,110
General and administrative	33,348	41,724
Total expenses	222,437	230,348
Other expense
(Loss) gain on sale of real estate	(1,423)	62
Real estate and other impairment charges, net	(693,088)	(89,538)
Earnings from equity interests	10,549	11,352
Other (including fair value adjustments on securities)	(229,345)	(5,166)
Total other expense	(913,307)	(83,290)

(Loss) income before income tax	(864,428)	36,573
Income tax expense	(10,949)	(3,543)

Net (loss) income	(875,377)	33,030
Net income attributable to non-controlling interests	(248)	(236)
Net (loss) income attributable to MPT Operating Partnership partners	$(875,625)	$32,794

Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(1.46)	$0.05

Weighted average units outstanding — basic	600,304	598,302
Weighted average units outstanding — diluted	600,304	598,310

Dividends declared per unit	$—	$0.29

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Net (loss) income	$(875,377)	$33,030
Other comprehensive (loss) income:
Unrealized loss on interest rate swaps, net of tax	(2,797)	(15,325)
Reclassification of interest rate swap gain from AOCI, net of tax	—	(28,553)
Foreign currency translation (loss) gain	(58,542)	28,143
Total comprehensive (loss) income	(936,716)	17,295
Comprehensive income attributable to non-controlling interests	(248)	(236)
Comprehensive (loss) income attributable to MPT Operating Partnership partners	$(936,964)	$17,059

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(875,377)	$33,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,214	87,586
Amortization of deferred financing costs and debt discount	3,698	4,014
Straight-line rent revenue and other	(46,566)	(58,566)
Unit-based compensation	7,633	11,829
Loss (gain) on sale of real estate	1,423	(62)
Real estate and other impairment charges, net	693,088	89,538
Straight-line rent and other write-off	1,817	2,192
Tax rate changes and other	(307)	(7,305)
Other adjustments (including fair value adjustments on securities)	223,674	(8,505)
Changes in:
Interest and rent receivables	5,369	(514)
Other assets	5,689	(2,493)
Accounts payable and accrued expenses	(18,878)	(15,696)
Deferred revenue	(4,135)	600
Net cash provided by operating activities	74,342	135,648
Investing activities
Cash paid for acquisitions and other related investments	—	(72,900)
Net proceeds from sale of real estate	6,596	100
Proceeds received from sale and repayment of loans receivable	114,416	221,876
Investment in loans receivable	(135,000)	(50,000)
Construction in progress and other	(29,885)	(13,292)
Proceeds from sale and return of equity investments	11,656	—
Capital additions and other investments, net	(87,045)	(68,606)
Net cash (used for) provided by investing activities	(119,262)	17,178
Financing activities
Revolving credit facility, net	111,186	95,919
Distributions paid	(92,763)	(176,580)
Lease deposits and other obligations to tenants	6,226	(2,691)
Unit vesting - satisfaction of tax withholdings	(283)	(5,554)
Other financing activities, payment of debt refinancing, and deferred financing costs	(2,291)	(219)
Net cash provided by (used for) financing activities	22,075	(89,125)
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(22,845)	63,701
Effect of exchange rate changes	(2,889)	2,927
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$230,218	$308,166
Interest paid	$131,815	$116,436
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$—	$174,492
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$224,340	$302,321
Restricted cash, included in Other assets	5,878	5,845
	$230,218	$308,166

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the “Operating Partnership”), through which we conduct substantially all of our operations, was formed in September 2003. At present, we own, directly and indirectly, all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We operate as a real estate investment trust (“REIT”). Accordingly, we are generally not subject to United States (“U.S.”) federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, the majority of our real estate operations in the United Kingdom ("U.K.") operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Certain non-real estate activities we undertake in the U.S. are conducted by entities which we elected to be treated as taxable REIT subsidiaries (“TRS”). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the U.K. REIT), we are subject to the local income taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2024, we have investments in 436 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, inpatient physical rehabilitation facilities, long-term acute care hospitals, and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

For information about significant accounting policies, and how actual results could differ from estimates, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2024, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which are also tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at March 31, 2024 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$498,632	Investments in Unconsolidated Operating Entities	$498,632
Loans, net	150,494	Mortgage and other loans	150,523
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of March 31, 2024, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

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

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Three Months Ended March 31,
	2024	2023

Land and land improvements	$—	$9,313
Buildings	—	11,652
Intangible lease assets — subject to amortization (weighted-average useful life of 28.8 years for 2023)	—	1,935
Investments in unconsolidated operating entities	—	50,000
	$—	$72,900
Loans repaid(1)	—	(22,900)
Total net assets acquired	$—	$50,000
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

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our then $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, but with cash payments starting in September 2023 for a substantial portion of the contractual monthly rent due on these California properties, b) transitioning the Pennsylvania properties back to Prospect in return for a $150 million first lien mortgage on the facilities, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we funded in full during 2023, d) continuing to pursue the previously disclosed sale of the three Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 9 to the condensed consolidated financial statements, and e) obtaining a non-controlling ownership interest in PHP Holdings of approximately $654 million, after applying a discount for lack of marketability, consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $82 million, our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral Health, "Lifepoint Behavioral") (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan, including accrued interest, and we retained our minority equity investment in the operations of Lifepoint Behavioral. Separately, we converted a mortgage loan (as part of our initial acquisition in 2021) into the fee simple ownership of a property in Washington, which is leased, along with the other 18 behavioral health hospitals, to Lifepoint Behavioral, under a master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its lease on eight existing general acute care hospitals by five years to 2041.

In the first quarter of 2024, we sold our minority equity investment in Lifepoint Behavioral for approximately $12 million.

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of March 31, 2024	Estimated Rent Commencement Date
IMED Hospitales ("IMED") (Spain)	$37,790	$21,586	4Q 2024
IMED (Spain)	51,802	19,299	1Q 2025
	$89,592	$40,885

We have two other development projects ongoing in Texas (Wadley development) and Massachusetts (Norwood redevelopment). These are not highlighted above given the ongoing restructuring of Steward Health Care System ("Steward") as discussed further in this same Note 3. However, on a combined basis, we have spent approximately $395 million through March 31, 2024.

Separately, on the Norwood redevelopment, we have approximately $150 million, net of payments received to date, due to us from a combination of recovery receivables (included in "Other assets" in the condensed consolidated balance sheets) associated with the damage to the original facility in 2020 and a $50 million advance (reflected in "Other loans" in the condensed consolidated balance sheets) made to Steward in the first half of 2023 that is secured by, among other things, proceeds from Steward's business interruption insurance claims.

2024 Activity

During the first three months of 2024, we completed construction and began recording rental income on a $35.4 million behavioral health facility located in McKinney, Texas, that is leased to Lifepoint Behavioral. We also completed construction and began recording rental income on a €45.4 million (approximately $49.0 million) general acute care facility located in Spain that is leased to IMED.

Disposals

2024 Activity

On February 19, 2024, we entered into definitive agreements to sell five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan due in approximately nine months from the closing date. As such, we designated these properties as held for sale at March 31, 2024. This transaction, which closed on April 9, 2024, resulted in a gain on real estate of approximately $50 million and a non-cash straight-line rent write-off of approximately $28 million.

As part of this sale transaction, we also agreed to extend the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4% and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties at March 31, 2024. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).

During the first three months of 2024, we also completed the sale of three other facilities and two ancillary facilities for approximately $7 million, resulting in a loss on real estate of approximately $1.4 million.

Summary of Operations for Disposed (or to be Disposed) Assets in 2024

The following represents the operating results from the five properties designated as held for sale at March 31, 2024, as well as the five properties sold in April 2024 as part of the Utah Transaction (further described in Note 10 to the condensed consolidated financial statements) (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Revenues	$39,007	$43,198
Real estate depreciation and amortization	(6,381)	(10,718)
Property-related expenses	(4)	(120)
Other expense	(42)	(21)
Income from real estate dispositions, net	$32,580	$32,339

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale in the first quarter of 2023 and recorded approximately $79 million of net impairment charges at that time, which included $37.4 million of straight-line rent receivable writeoffs and approximately $8 million in fees to sell the hospitals, partially offset by approximately $16 million of gains from our interest rate swap and foreign currency translation amounts in accumulated other comprehensive income that were reclassified to earnings in 2023 as part of the transaction. This transaction closed in two phases. The first phase closed on May 18, 2023, in which we sold seven of the 11 facilities for A$730 million, and the final phase closed on October 10, 2023, in which we sold the remaining four facilities for approximately A$470 million.

On March 8, 2023, we received notice that Prime planned to exercise its right to repurchase from us the real estate associated with one master lease for approximately $100 million. As such, we recorded an approximate $11 million non-cash impairment charge in the first quarter of 2023 related to unbilled rent on the three facilities that were sold on July 11, 2023.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At March 31, 2024, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Minimum lease payments receivable	$606,537	$611,669
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(565,116)	(571,059)
Net investment in direct financing leases	245,239	244,428
Other financing leases (net of allowance for credit loss)	987,939	987,202
Total investment in financing leases	$1,233,178	$1,231,630

Other Leasing Activities

At March 31, 2024, our vacant properties represent less than 0.3% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’

operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks or public health crises (like the COVID-19 pandemic), economic issues resulting in high inflation and spikes in labor costs, extreme or severe weather and climate-related events, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent deferrals to be paid back in full (like as described below under Pipeline Health System), or in the form of temporary loans (like as described previously in the Prospect Transaction). See below for an update on some of our tenants:

Steward Health Care System

Due to the uncertainty concerning the sale of Steward's managed care business, ongoing operational and liquidity challenges, and the bankruptcy filing as more fully described in "Significant Tenant Update" under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, we have recorded approximately $470 million of additional impairment charges in the quarter ending March 31, 2024, that fully reserves for the remaining value of our 9.9% equity investment in Steward and the $362 million loan due from affiliates of Steward along with the accrual for property taxes and other obligations not paid by Steward under its master leases. The equity investment and loan to Steward affiliates are included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets and were adjusted for after comparing our carrying value of these investments to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

At March 31, 2024, we have approximately $346 million of non-real estate investments in Steward, consisting of the working capital loan and other secured loans advanced in 2024. Based on the analysis discussed above, we believe these investments are fully recoverable at this time. However, no assurances can be given that we will not have any additional impairments in future periods.

In the three months ending March 31, 2024, we received approximately $11 million of rent and interest, which we recorded as revenue. In addition, approximately $38 million of rent ($9 million relating to December 2023) was received in our Massachusetts partnership during the 2024 first quarter, of which approximately $19 million represents our share.

Prospect

Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis versus our normal accrual method. In the first quarter of 2024, we recognized approximately $7 million of revenue representing cash received for rents on our California properties.

In regard to PHP Holdings, we account for our investment (both the equity investment and convertible loan) using the fair value option method. On May 23, 2024, Prospect's investment bankers informed us that they had received updated indications of interest from prospective bidders for PHP Holdings. Based on our consideration of information in the updated indications, along with consultations with our third party appraisers, we recorded as of March 31, 2024, a $201 million unfavorable fair value adjustment, resulting in a total investment in PHP Holdings of approximately $500 million at March 31, 2024. Each quarter, we mark such investment to fair value as more fully described in Note 7 to the condensed consolidated financial statements.

Pipeline Health System

On October 2, 2022, Pipeline Health System ("Pipeline") filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's lease of our California assets remained in place, and we were repaid on February 7, 2023, for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. As part of the settlement, we deferred approximately $6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of March 31, 2024, Pipeline is current on their monthly rent obligations per the terms of the lease, and we hold a rent deposit that more than covers all rent previously deferred.

Other Matters

As discussed in our Annual Report on Form 10-K for the year ending December 31, 2023, we placed our loan to the international joint venture on the cash basis of accounting, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on non-real estate investments in Steward, we have recorded a $220 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan. The loan, which is included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets, was adjusted for after comparing our carrying value of the loan to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of March 31, 2024	As of December 31, 2023
MEDIAN	50%	$471,303	$471,336
Swiss Medical Network	70%	441,636	472,434
Steward (Macquarie partnership)	50%	405,781	394,052
Policlinico di Monza	50%	78,752	80,562
HM Hospitales	45%	53,010	56,071
Total		$1,450,482	$1,474,455

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of March 31, 2024	As of December 31, 2023
PHP Holdings	$498,632	$699,535
Swiss Medical Network	173,647	186,113
Aevis Victoria SA ("Aevis")	65,120	77,345
Priory Group ("Priory")	40,394	163,837
Aspris Children's Services ("Aspris")	15,977	15,986
Caremax	368	1,148
Steward (loan investment)	—	361,591
International joint venture	—	225,960
Steward (equity investment)	—	35,696
Lifepoint Behavioral	—	11,429
Total	$794,138	$1,778,640

See "Leasing Operations (Lessor)" under this same Note 3 for details on the change in the quarter related to Steward and the international joint venture.

For our other investments marked to fair value (including our investment in PHP Holdings), we recorded approximately $216 million in unfavorable non-cash fair value adjustments during the first three months of 2024 as shown in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income; whereas, this was a $4 million favorable non-cash fair value adjustment for the same period of 2023. The amount recorded in 2024 includes an approximate $201 million unfavorable fair market value adjustment to our investment in PHP Holdings, as further described in the "Prospect" subheading of this Note 3.

In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss. In addition, we sold our remaining minority equity investment in Lifepoint Behavioral in the 2024 first quarter.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended March 31,
	2024		2023
Balance at beginning of the year	$96,001		$121,146
Provision for credit loss, net	362,187	(1)	986
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	(1,596)		(160)
Balance at end of the period	$456,592		$121,972
(1)
Reflects the charge related to the $362 million loan to Steward, as further described under "Steward Health Care System" subheading of this Note 3.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of March 31, 2024			As of December 31, 2023
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Steward	$3,218,969		18.6%	$3,518,537	19.2%
Circle Health Ltd ("Circle")	2,088,232		12.1%	2,119,392	11.6%
Priory	1,250,626		7.2%	1,391,005	7.6%
Prospect	1,093,094		6.3%	1,092,974	6.0%
Lifepoint Behavioral	813,498		4.7%	813,527	4.4%
Other operators	7,018,904		40.6%	7,352,012	40.2%
Other assets	1,817,633	(2)	10.5%	2,017,397	11.0%
Total	$17,300,956		100.0%	$18,304,844	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $500 million as part of the Prospect Transaction as further described above in this same Note 3.

Total Assets by U.S. State and Country (1)

	As of March 31, 2024		As of December 31, 2023
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,434,667	8.3%	$1,891,482	10.3%
Florida	1,271,192	7.3%	1,348,210	7.4%
California	1,248,995	7.2%	1,252,674	6.8%
Utah	818,704	4.7%	824,048	4.5%
Massachusetts	759,268	4.4%	732,550	4.0%
All other states	3,695,029	21.4%	3,726,145	20.4%
Other domestic assets	1,229,695	7.1%	1,397,170	7.6%
Total U.S.	$10,457,550	60.4%	$11,172,279	61.0%
United Kingdom	$4,079,869	23.6%	$4,261,944	23.3%
Germany	726,940	4.2%	734,630	4.0%
Switzerland	680,403	3.9%	735,891	4.0%
Spain	250,043	1.5%	252,529	1.4%
All other countries	518,213	3.0%	527,344	2.9%
Other international assets	587,938	3.4%	620,227	3.4%
Total international	$6,843,406	39.6%	$7,132,565	39.0%
Grand total	$17,300,956	100.0%	$18,304,844	100.0%

Total Assets by Facility Type (1)

	As of March 31, 2024		As of December 31, 2023
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$11,115,957	64.3%	$11,764,151	64.3%
Behavioral health facilities	2,432,850	14.1%	2,576,983	14.1%
Inpatient rehabilitation hospitals	1,436,694	8.3%	1,445,399	7.9%
Long-term acute care hospitals	269,235	1.5%	270,849	1.5%
Freestanding ER/urgent care facilities	228,587	1.3%	230,065	1.2%
Other assets	1,817,633	10.5%	2,017,397	11.0%
Total	$17,300,956	100.0%	$18,304,844	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was approximately 2% of our total assets as of March 31, 2024.

From a revenue concentration perspective, Circle and CommonSpirit individually represented more than 10% of our total revenues for the three months ended March 31, 2024, and Steward and Circle represented more than 10% for the same period of 2023.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2024	As of December 31, 2023
Revolving credit facility(A)	$1,614,791	$1,514,420
Term loan	200,000	200,000
British pound sterling secured term loan due 2024(B)	132,352	133,484
British pound sterling term loan due 2025(B)	883,610	891,170
Australian term loan facility(B)	306,487	320,164
3.325% Senior Unsecured Notes due 2025(B)	539,500	551,950
0.993% Senior Unsecured Notes due 2026(B)	539,500	551,950
2.500% Senior Unsecured Notes due 2026(B)	631,150	636,550
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	757,380	763,860
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	441,805	445,585
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$10,146,575	$10,109,133
Debt issue costs and discount, net	(47,852)	(44,897)
	$10,098,723	$10,064,236

(A)
Includes £232 million and £322 million of GBP-denominated borrowings and €303 million and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at March 31, 2024 and December 31, 2023, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at March 31, 2024 and December 31, 2023.

As of March 31, 2024, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2024	$438,839
2025	1,423,110
2026	3,285,441
2027	1,600,000
2028	757,380
Thereafter	2,641,805
Total	$10,146,575

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our unsecured credit facility ("Credit Facility") limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis. At March 31, 2024, the dividend restriction was 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2024, we were in compliance with all such financial and operating covenants.

See Note 10 to the condensed consolidated financial statements for subsequent event information related to debt.

5. Income Taxes

As a result of the Australia Transaction described in Note 3 to the condensed consolidated financial statements, we recorded a $5 million tax benefit in the first quarter of 2023.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 8.6 million shares remain available for future stock awards as of March 31, 2024. Share-based compensation expense totaled $7.6 million (including $0.5 million related to certain grants in 2024 with cash-settlement features) and $11.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2024			As of December 31, 2023
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$34,492		$34,730	$45,059		$45,476
Loans(1)	955,388	(2)	900,597	1,302,727	(2)	1,202,383
Debt, net	(10,098,723)		(8,619,882)	(10,064,236)		(8,256,465)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $162.4 million and $162.4 million of mortgage loans, a $329.0 million and $323.8 million shareholder loan included in investments in unconsolidated real estate joint ventures, $40.0 million and $526.9 million of loans that are part of our investments in unconsolidated operating entities, and $424.0 million and $289.6 million of other loans at March 31, 2024 and December 31, 2023, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, our equity investment in Lifepoint Behavioral (which was sold in March 2024), and our investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believe this method was more reflective of current values.

At March 31, 2024 and December 31, 2023, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2024		As of December 31, 2023
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$147,502	$147,502	$146,892	$146,892	Mortgage loans
Equity investment and other loans	501,623	906,602	939,903	912,999	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value based on Level 2 and Level 3 inputs by discounting the estimated cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities, while also considering the value of the underlying collateral of the loans. Our equity investment in Lifepoint Behavioral (which was sold in March 2024) was recorded at fair value as of December 31, 2023, based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a market approach (for our equity investment in the international joint venture) and a discounted cash flow model (for our equity investment in PHP Holdings), which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow model used for our equity investment in PHP Holdings, our unobservable inputs include use of a discount rate (which is based on a weighted-average cost of capital) and an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first three months of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $430 million, primarily related to the loan to the international joint venture and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first quarter of 2023, we had a net favorable adjustment of $2.3 million for our investments accounted for under the fair value option method.

The discount rate and DLOM on our investment in PHP Holdings was approximately 19% and 7%, respectively, at March 31, 2024, compared to 11% and 8% at December 31, 2023. In arriving at the DLOM, we considered many qualitative factors, including the percent of control, the nature of the underlying investee's business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using full basis point variations (in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(5,356)
- 100 basis points	5,356

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

Impairment of Non-Real Estate Investments

Our non-real estate investments in Steward and related affiliates include our 9.9% equity investment, approximately $346 million in working capital and other secured loans, and an approximate $362 million loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the approximate $220 million loan to the international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation approaches utilized included the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assuming normal exposure to market participants. We utilized this premise of value due to Steward’s ongoing financial distress and subsequent filing of bankruptcy. Accordingly, the valuation approaches used, including the Level 3 inputs, were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple range of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt (including our working capital and other secured loans) and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of our $362 million loan to a Steward affiliate or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralizes the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and fair value adjustments in the 2024 first quarter, as discussed further in Note 3 to the condensed consolidated financial statements.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(875,377)	$33,030
Non-controlling interests’ share in earnings	(248)	(236)
Participating securities’ share in earnings	—	(515)
Net (loss) income, less participating securities’ share in earnings	$(875,625)	$32,279
Denominator:
Basic weighted-average common shares	600,304	598,302
Dilutive potential common shares	—	8
Diluted weighted-average common shares	600,304	598,310

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(875,377)	$33,030
Non-controlling interests’ share in earnings	(248)	(236)
Participating securities’ share in earnings	—	(515)
Net (loss) income, less participating securities’ share in earnings	$(875,625)	$32,279
Denominator:
Basic weighted-average units	600,304	598,302
Dilutive potential units	—	8
Diluted weighted-average units	600,304	598,310

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we expect to receive $355 million in cash and have received the remainder in additional investments in PHP Holdings - part of the Prospect Transaction discussed in Note 3. This transaction was approved by the state of Connecticut's Office of Health Strategy on March 27, 2024 and is now subject to the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

With Steward's ongoing operational and liquidity challenges as discussed in Note 3 and in the "Significant Tenant Update" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, we and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and have funded an additional $75 million each to Steward during the 2024 first quarter. Of the $75 million funded by Steward's asset backed lenders, up to $60 million can be put to us in 2025 if not previously paid by Steward or through liquidation of Steward's collateral. If any amount is put to us in 2025, we would then be eligible to collect this full amount plus a return from Steward. Given this, we have determined that any liability from this financial guarantee has minimal value at March 31, 2024.

We are party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. On February 16, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00471). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv-10934) and March 1, 2024 (Case No. 1:24-cv-01589). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect.

We believe these claims are without merit and intend to defend the remaining open cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Defamation Litigation

On March 30, 2023, we commenced an action in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00408), against short-seller Viceroy Research LLC (“Viceroy”) and its members. We are seeking injunctive relief and damages for defamation, civil conspiracy, tortious interference, private nuisance, and unjust enrichment based on defamatory statements expressed against us. On June 29, 2023, we won a preliminary ruling in this lawsuit after Viceroy's motion to dismiss the case was denied by a judge in the United States District Court for the Northern District of Alabama.

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

10. Subsequent Events

Utah Transaction

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Venture") with Blue Owl RE Nucleus Holdco LLC (the "Fund"), which we call the Utah Transaction. We have retained an approximately 25% interest in the Venture (which we plan to account for on the equity method on a quarterly lag basis), and the Fund purchased an approximately 75% interest for $886 million. In conjunction with this transaction closing, the Venture placed new non-recourse secured financing, providing $190 million of additional cash to us. We used the majority of the $1.1 billion proceeds from this transaction to pay down a portion of our revolving credit facility and to pay off our Australia term loan, as described below.

As previously reported, the Utah lessee (an affiliate of CommonSpirit Health) may acquire the leased real estate at a price equal to the greater of fair market value and the approximate $1.2 billion lease base at the fifth or tenth anniversary of the 2023 master lease commencement. We granted the Fund certain limited and conditional preferences based on the possible execution of the purchase option, which we expect to account for as a derivative liability with an initial value of less than $5 million.

Credit Facility

On April 12, 2024, we amended the Credit Facility and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from the Utah Transaction and other asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations of the Borrower, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, (iii) lower the maximum permitted secured leverage ratio from 40% to 25%, and (iv) waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter periods ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions.

Australian Term Loan Facility

On April 18, 2024, we paid off and terminated the approximate $306 million Australian term loan facility with proceeds from the Utah Transaction described in this same Note 10. We did not incur any early termination penalties in connection with this repayment.

Dividend

On April 12, 2024, our Board of Directors declared a quarterly cash dividend of $0.15 per common share that was paid on May 1, 2024.

Secured Term Loan Facility

On May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us. We intend to use the majority of the net proceeds of the facility to pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
the risk that Steward's bankruptcy prevents us from being able to recover deferred rent or our other investments in Steward and its affiliates at full value, within a reasonable time period or at all;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all, including the transaction described in Note 9 to the condensed consolidated financial statements;
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
•
the risk that the expected sale of three Connecticut hospitals currently leased to Prospect does not occur on the agreed upon terms or at all, and that we are otherwise unable to monetize our investment in Prospect at full value within a reasonable time period or at all;
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
•
our ability to maintain our status as a REIT for income tax purposes in the U.S. and U.K.;
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
•
the risks and uncertainties of litigation or other regulatory proceedings and investigations; and
•
the accuracy of our methodologies and estimates regarding environmental, social, and governance (“ESG”) metrics and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our and our tenants’ ESG efforts.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2023 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2024, there were no material changes to these policies.

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

At March 31, 2024, our portfolio consisted of 436 properties leased or loaned to 53 operators, of which three are under development. We manage our business as a single business segment.

At March 31, 2024, all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2024	% of Total	As of December 31, 2023	% of Total
Real estate assets - at cost	$14,661,982	84.7%	$14,778,132	80.8%
Accumulated real estate depreciation and amortization	(1,422,728)	(8.2)%	(1,407,971)	(7.7)%
Net investment in real estate assets	13,239,254	76.5%	13,370,161	73.1%
Cash and cash equivalents	224,340	1.3%	250,016	1.4%
Investments in unconsolidated real estate joint ventures	1,450,482	8.4%	1,474,455	8.0%
Investments in unconsolidated operating entities	794,138	4.6%	1,778,640	9.7%
Other	1,592,742	9.2%	1,431,572	7.8%
Total assets	$17,300,956	100.0%	$18,304,844	100.0%

Significant Tenant Update

Steward Health Care System

At March 31, 2024, affiliates of Steward lease 28 of our facilities across five different markets under a master lease totaling approximately $2.4 billion, along with eight properties pursuant to a separate master lease agreement that are part of the Massachusetts partnership with Macquarie Asset Management ("Macquarie") (our investment in this partnership approximates $406 million). In addition to the master leases, we hold working capital and other secured loans totaling approximately $346 million, which the working capital loan consists of multiple tranches with varying terms. We also have a $362 million loan due from affiliates of Steward that was made in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward's former private equity sponsor. Finally, we hold a 9.9% equity investment in Steward.

Operational and Liquidity Challenges

As disclosed in our Annual Report on Form 10-K for the year ending December 31, 2023, Steward delayed until early October 2023 paying a portion of its September 2023 rent and paid less than 30% of its required $70 million of rent and interest obligations (including our share of rent due to the Massachusetts partnership) for the 2023 fourth quarter.

According to Steward, its cash flows from operations have been impacted by challenges related to insufficient reimbursement revenue, increased costs and expenses, revenue cycle management, and a backlog of accounts payable. With a single exception, Steward historically paid rent timely until its late payment of a portion of September 2023. Earlier in 2023, Steward’s management had described to us its plans for continued improvements to profitability, improvements to collections of billed revenue, access to working capital liquidity, and sales of certain non-core assets. Based on these initiatives, the reported profitability of Steward's operations at our facilities, our cross-defaulted master lease structure, and the additional security of our overall collateral interests, we believed that Steward would be able to satisfy its rental obligations over the full term of our master leases. However, despite Steward obtaining additional working capital financing and selling its non-core laboratory business in the 2023 fourth quarter, Steward informed us in December 2023 that its cash collection challenges had become more pronounced and coupled with significant changes to vendor payment terms, their liquidity had been negatively impacted. To improve its liquidity position, Steward stated in December 2023 that it would be pursuing several strategic transactions, including the sale or re-tenanting of certain hospital operations and working with a third-party capital partner to divest of its managed care business. In addition, Steward stated it planned to intensify measures to improve cash collections and overall governance, including the establishment of a transformation committee comprised of newly appointed independent directors.

Separately, we engaged financial and legal advisors in the 2023 fourth quarter to advise us on options to maximize the ultimate recovery of our investments, including the recovery of unpaid rent and interest. To this point and while Steward was working to execute its stated plan, we agreed to fund a $60 million bridge loan (which we funded in January 2024) secured by our existing collateral as well as new second liens on the managed care business of Steward. In addition, we and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and have funded an additional $75 million each to Steward during the 2024 first quarter (of which, up to $60 million advanced by certain of Steward's asset backed lenders could be put to us in 2025 if not previously paid by Steward or through liquidation of Steward's collateral). In addition to these fundings, we agreed to a forbearance agreement in which we consented to the deferral of unpaid rent and interest through December 2023, as well as a limited and tapering deferral of rent in 2024.

Due to the operational and liquidity challenges that Steward is experiencing, we moved to the cash basis of accounting for our leases and loans with Steward effective December 31, 2023. This resulted in the reserving of all unpaid rent and interest receivables at December 31, 2023 and the reversal of previously recognized straight-line rent receivables. In addition, we recorded impairment charges on certain real estate assets and on our 9.9% equity interest. In total, we recorded approximately $714 million of impairment and other charges in 2023.

Steward signed a letter of intent for the sale of its managed care business ("Stewardship") in February 2024. However, the sale price of Stewardship was less than what was anticipated earlier in 2024, and important regulatory and anti-trust approvals have not yet been forthcoming as soon as earlier planned. These circumstances have created a level of uncertainty about the likelihood, valuation, and timing of Steward's realizations of Stewardship. Moreover, as of the end of the first quarter of 2024, Steward had not signed any agreements for possible sales of its operations in or the re-tenanting of our hospital real estate. Meanwhile, Steward’s working capital deficit has continued to increase from December 31, 2023, despite the influx of cash and rent concessions from us and certain of Steward’s asset backed lenders as described earlier, which culminated in Steward's filing for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas on May 6, 2024.

Due to the uncertainty concerning the sale of Stewardship, status of sales of Steward operations or the re-tenanting of our real estate, the ongoing operational and liquidity challenges, and new bankruptcy filing, we have recorded approximately $470 million of additional impairment charges in the quarter ending March 31, 2024, that fully reserve for the remaining value of our 9.9% equity investment in Steward and the $362 million loan due from affiliates of Steward along with the accrual for property taxes and other obligations not paid by Steward under its master leases. The equity investment and loan to Steward affiliates were included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets and were adjusted for after comparing our carrying value of these investments to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

At March 31, 2024, we have approximately $346 million of non-real estate investments in Steward, consisting of the working capital loan and other secured loans advanced in 2024. Based on the analysis discussed above, we believe these investments are fully recoverable at this time. However, no assurances can be given that we will not have any additional impairments in future periods.

Results of Operations

Three Months Ended March 31, 2024 Compared to March 31, 2023

Net loss for the three months ended March 31, 2024, was ($875.6) million, or ($1.46) per share compared to net income of $32.8 million, or $0.05 per diluted share, for the three months ended March 31, 2023. This decrease in net income is primarily driven by the $693 million of impairment charges in the first quarter of 2024 related to Steward and the international joint venture and an approximate $201 million unfavorable fair value adjustment to our investment in PHP Holdings, as described in Note 3 to the condensed consolidated financial statements, along with lower rent and interest from Steward. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $141.8 million for the 2024 first quarter, or $0.24 per diluted share, as compared to $222.2 million, or $0.37 per diluted share, for the 2023 first quarter. This 36% decrease in Normalized FFO is primarily due to lower revenues from Steward moving to the cash basis of accounting on December 31, 2023, higher interest expense, and lower revenues as a result of various disposals in 2023.

Revenues

A comparison of revenues for the three months ended March 31, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024	% of Total	2023	% of Total	Year over Year Change
Rent billed	$199,299	73.5%	$248,157	70.8%	(19.7)%
Straight-line rent	44,736	16.5%	56,693	16.2%	(21.1)%
Income from financing leases	16,393	6.0%	13,195	3.8%	24.2%
Interest and other income	10,888	4.0%	32,166	9.2%	(66.2)%
Total revenues	$271,316	100.0%	$350,211	100.0%	(22.5)%

Our total revenues for the 2024 first quarter are down $78.9 million, or 23%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $60.8 million over the prior year, of which approximately $57 million is due to less revenue from our operators on a cash basis in the first quarter of 2024 as compared to the prior year. The majority of this decline is due to Steward as we recognized $60 million of rent revenue in the 2023 first quarter (excluding revenue on Utah properties now leased to CommonSpirit), while receiving and recording only $9 million of rent revenue in the first three months of 2024.

Operating lease revenues in the 2024 first quarter further declined by approximately $17 million due to disposals and other leasing transactions in 2023. These decreases are partially offset by approximately $5.5 million in incremental revenue from acquisitions in 2023, capital additions, and the commencement of rent on two development properties in 2024; $3.3 million of favorable foreign currency fluctuations; and approximately $4.5 million from increases in CPI above the contractual minimum escalations in our leases.

•
Income from financing leases – up $3.2 million primarily due to receiving cash of approximately $7 million for rent revenue from Prospect in the first quarter of 2024, whereas we did not receive any cash from this cash basis tenant in the 2023 first quarter. In addition, financing lease income was higher by $0.5 million from the increase in CPI above the lease contractual minimum escalations. These increases were partially offset by a $3.9 million decrease from the disposal of three Prime financing leases in the third quarter of 2023 as described in Note 3 to the condensed consolidated financial statements.
•
Interest and other income – down $21.3 million from the prior year due to the following:
o
Interest from loans – down $19.4 million, primarily due to a $16 million decrease in interest income related to Steward and the international joint venture and an approximate $5 million decrease from loan payoffs (including $1.9 million from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024). These decreases are partially offset by approximately $0.7 million of higher income from annual escalations due to increases in CPI and $0.8 million of favorable foreign currency fluctuations.
o
Other income – down $1.9 million from the prior year as we had less direct reimbursements from our tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the quarters ended March 31, 2024 and 2023 totaled $108.7 million and $97.7 million, respectively. This increase is primarily related to an increase in borrowings on our revolving credit facility that carried higher interest rates (as variable rate debt) compared to the lower fixed interest rates of debt that was repaid in 2023, including the A$730 million Australian term loan facility paid off in the 2023 second quarter and the 2.550% Senior Unsecured Notes paid off in December 2023. Overall, our weighted-average interest rate was 4.2% for the quarter ended March 31, 2024, compared to 3.7% for the same period in 2023, as general interest rates have trended higher post the 2023 first quarter and our specific rates have increased due to a credit rating adjustment in March 2023.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the first quarter of 2024 decreased to $75.6 million from $83.9 million in 2023. This decrease is primarily due to the sale of 11 properties related to the Australia Transaction (as described in Note 3 to the condensed consolidated financial statements) and three Prime properties in 2023. We also classified five Prime facilities as held for sale in the first quarter of 2024 and are no longer recording depreciation on these properties.

Property-related

Property-related expenses totaled $4.8 million and $7.1 million for the quarters ended March 31, 2024 and 2023, respectively. Of the property expenses in the first quarter of 2024 and 2023, approximately $2.3 million and $4.2 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and Administrative

General and administrative expenses totaled $33.3 million for the 2024 first quarter, compared to $41.7 million for the 2023 first quarter. Approximately $4 million of this decrease is stock compensation expense related, of which approximately $1.5 million of this decrease is related to timing of when the 2024 awards were granted in the quarter. In regard to the 2024 stock grants, and as described in Note 6 to the condensed consolidated financial statements, certain stock awards have cash-settlement features that will be accounted for as liability awards verses equity awards and adjusted to fair value quarterly.

Excluding stock compensation expense, general and administrative expenses totaled $25.6 million in the 2024 first quarter, compared to $29.8 million in the prior year reflecting our ongoing efforts to manage our expenses.

(Loss) Gain on Sale of Real Estate

During the three months ended March 31, 2024, we disposed of three facilities and two ancillary facilities resulting in a net loss of $1.4 million.

Real Estate and Other Impairment Charges, Net

In the 2024 first quarter, we recognized $693 million of non-real estate impairment charges and fair value adjustments associated with our investments in Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements. In the first quarter of 2023, we recorded an $89.5 million net impairment charge, of which $79 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties as more fully described in Note 3 to the condensed consolidated financial statements.

Earnings from Equity Interests

Earnings from equity interests was $10.5 million for the quarter ended March 31, 2024, slightly below the $11.4 million for the same period in 2023, primarily due to lower revenue earned on our Italian joint venture.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first three months of 2024 was $229.3 million, compared to $5.2 million in the prior year. For 2024, we recognized approximately $216 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $201 million unfavorable adjustment to our investment in PHP Holdings. The remaining expense in the 2024 first quarter included a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $5.9 million of expenses associated with responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. For 2023, we incurred $8 million of expenses associated with responding to defamatory statements previously mentioned, partially offset by approximately $4 million of favorable non-cash fair value adjustments on our investment in Aevis and other investments marked to fair value during the first quarter of 2023.

With certain investments accounted for at fair value, such as our investment in PHP Holdings, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.9 million income tax expense for the three months ended March 31, 2024 is primarily based on the income generated by our investments in the U.K., Colombia, and Germany. In comparison, we incurred $3.5 million in income tax expense in the first quarter of 2023 that was net of a $5.0 million tax benefit recognized from the Australia Transaction.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $152 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net (loss) income attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2024 and 2023 (in thousands except per share data):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
FFO information:
Net (loss) income attributable to MPT common stockholders	$(875,625)	$32,794
Participating securities’ share in earnings	—	(515)
Net (loss) income, less participating securities’ share in earnings	$(875,625)	$32,279
Depreciation and amortization	94,243	101,960
Loss (gain) on sale of real estate	1,423	(62)
Real estate impairment charges	—	52,104
Funds from operations	$(779,959)	$186,281
Write-off of billed and unbilled rent and other	1,817	2,192
Other impairment charges, net	693,088	37,434
Litigation and other	5,870	7,726
Non-cash fair value adjustments	221,276	(4,121)
Tax rate changes and other	(307)	(7,305)
Normalized funds from operations	$141,785	$222,207
Per diluted share data:
Net (loss) income, less participating securities’ share in earnings	$(1.46)	$0.05
Depreciation and amortization	0.16	0.17
Loss (gain) on sale of real estate	—	—
Real estate impairment charges	—	0.09
Funds from operations	$(1.30)	$0.31
Write-off of billed and unbilled rent and other	—	0.01
Other impairment charges, net	1.16	0.06
Litigation and other	0.01	0.01
Non-cash fair value adjustments	0.37	(0.01)
Tax rate changes and other	—	(0.01)
Normalized funds from operations	$0.24	$0.37

LIQUIDITY AND CAPITAL RESOURCES

2024 Cash Flow Activity

During the first three months of 2024, we generated approximately $74.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition, we received approximately $133 million during the quarter from sales of our interest in the syndicated Priory term loan, the remaining minority equity interest in Lifepoint Behavioral, and certain real estate properties. We used our operating cash flows, asset sale proceeds, and cash on-hand and borrowings under our revolving credit facility to fund our dividends (declared in November 2023) of $92.8 million, approximately $135 million of advances to Steward, on a secured basis, in order to protect our investments in Steward (see Note 3 to the condensed consolidated financial statements for further discussion), and other investing activities.

Subsequent to March 31, 2024, the following transactions occurred:

•
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan due in 2024;
•
we completed the Utah Transaction (as discussed in Note 10 to the condensed consolidated financial statements) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and reduced the outstanding balance on the revolving credit facility by $500 million;
•
our Board of Directors declared a quarterly cash dividend of $0.15 per common share on April 12, 2024, that was paid on May 1, 2024, totaling approximately $90 million;
•
on April 12, 2024, we amended the Credit Facility and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from the Utah Transaction and other asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, (iii) lower the maximum permitted secured leverage ratio from 40% to 25%, and (iv) waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions.

The relief afforded under the April 12, 2024 amendment to the Credit Facility is limited to the relief specified in the amendment, including waiving the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024 and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions specified in the amendment. The amendment does not provide relief beyond its specific provisions and other adverse consequences of the Steward bankruptcy filing may occur;

•
in May 2024, both S&P Global Ratings and Moody's downgraded our corporate ratings. These ratings declining could have a negative impact on us in the form of higher interest rates on any new or amended debt instruments we may enter into in the future;
•
primarily as a result of this Quarterly Report on Form 10-Q not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our at-the-market ("ATM") program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for public offerings, such avenues are less expeditious and efficient than a shelf registration statement on Form S-3. See "Risk Factors" for additional information; and
•
on May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us. We intend to use the majority of the net proceeds of the facility to pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million).

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

However, with increasing interest rates, loss of a substantial portion of cash rent and interest from Steward, possible debtor in possession financing ("DIP") of up to $75 million related to the Steward bankruptcy (of which we have funded $60 million to-date), and $1.4 billion of debt coming due within the next twelve months (post subsequent event activity discussed earlier), we have looked to other initiatives to improve cash flows including:

•
in the first five months of 2024, we have raised $2.4 billion of liquidity (as previously discussed above under "2024 Cash Flow Activity") comfortably exceeding our initial full year liquidity target of $2.0 billion;
•
completing the binding sale of three Connecticut facilities to Yale New Haven for $355 million, which has been approved by the state of Connecticut's Office of Health Strategy;
•
extending the maturity of existing term loans (including the British pound sterling loan due 2025); and
•
managing the form (cash or stock) and amount of our dividend requirements.

We believe these initiatives, along with liquidity of approximately $1.4 billion (including cash on-hand and availability under our $1.4 billion revolving credit facility) at May 24, 2024 (and including subsequent event activity discussed in Note 3 to the condensed consolidated financial statements), routine cash receipts of rent and interest, and the $100 million due from Prime in 2024, can fund our short-term liquidity requirements, including up to $75 million of DIP financing to Steward.

In addition to the cash flow improvement initiatives discussed above, we could see further cash flow upside from the monetization of our investment in PHP Holdings and any proceeds received from Steward's plan to divest of its managed care business and to transition operations to new healthcare operators (whether it be from a concurrent sale of our real estate or in the form of rent paid by the new lessee).

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material acquisitions of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.4 billion at May 24, 2024, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities (as outlined below), we may need to look to other sources, which may include one or a combination of the following:

•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements;
•
further property sales or joint ventures, including the completion of the binding sale of three Connecticut facilities to Yale that is expected to generate $355 million;
•
monetizing our investment in operators, including our investment in PHP Holdings;
•
entering into new secured loans on real estate;
•
extending the maturity of existing term loans;
•
identifying and implementing cost reduction opportunities;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful. As described in the "Risk Factors" section of this Form 10-Q, as a result of this Quarterly Report on Form 10-Q not being filed timely, we are currently ineligible to file a new shelf registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our ATM program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for public offerings, such avenues are less expeditious and efficient than a shelf registration statement on Form S-3. See "Risk Factors" for additional information.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 24, 2024 are as follows (in thousands):

2024	$133,547
2025	1,300,202
2026	2,374,864
2027	1,600,000
2028	764,220
Thereafter	3,449,983
Total	$9,622,816

Contractual Commitments

We presented our contractual commitments in our 2023 Annual Report on Form 10-K. Except for the payoff and termination of our Australian term loan facility on April 18, 2024, and the changes noted below, there have been no significant changes through May 24, 2024.

The following table updates our contractual commitments schedule as of May 24, 2024 (in thousands):

Contractual Commitments	2024(1)	2025	2026	2027	2028	Thereafter	Total
British pound secured loan facility	$27,879	$55,304	$55,304	$55,304	$55,456	$1,108,284	$1,357,531
British pound sterling term loans	148,268	758,583	—	—	—	—	906,851
Revolving credit facility	28,438	47,178	719,122	—	—	—	794,738
(1)
This column represents obligations post May 24, 2024.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended March 31, 2024:

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

On April 12, 2024, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.15 per share of common stock that was paid on May 1, 2024, to stockholders of record on April 22, 2024.

It is our policy to make sufficient distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. However, our Credit Facility limits the amount of dividends we can make- see Note 4 to the condensed consolidated financial statements for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2024, our outstanding debt totaled $10.1 billion, which consisted of fixed-rate debt of approximately $8.3 billion (after considering interest rate swaps in-place) and variable rate debt of $1.8 billion. If market interest rates increase by 10%, the fair value of our debt at March 31, 2024 would decrease by approximately $200.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $12.0 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $12.0 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $1.8 billion, the balance of such variable rate debt at March 31, 2024.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2024 operating results to-date and on an annualized basis, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$9,426	$19,046	$22,163
Euro (€)	1,513	6,129	6,502
Swiss franc (CHF)	2,555	35	2,869
Colombian peso (COP)	69	147	1,856

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

Item 1A. Risk Factors.

Other than as noted below, there have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

Steward’s deteriorating financial condition has material adversely affected our operating results and financial condition, and Steward’s recent Chapter 11 filing adds further risks and uncertainties that could materially adversely affect us.

On May 6, 2024, Steward filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. At March 31, 2024, affiliates of Steward lease 28 of our facilities under a master lease totaling approximately $2.4 billion, along with eight properties pursuant to a separate master lease agreement with one of our unconsolidated joint ventures in which our investment is approximately $406 million. In addition to the master leases, we hold a working capital and other secured loans totaling approximately $346 million, which the working capital loan consists of multiple tranches with varying terms. We also have a $362 million loan due from affiliates of Steward that was made in 2021, and we hold a 9.9% equity investment in Steward. At March 31, 2024, our aggregate investments in Steward and its affiliates represented approximately 18.5% of our total assets. In addition, our approximately $220 million loan to an international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Subject to approval by the bankruptcy court (including with regards to financing terms), we separately anticipate entering into agreements to provide debtor-in-possession financing to Steward of up to $75 million.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we moved to the cash basis of accounting for all leases and loans with Steward effective December 31, 2023. This resulted in the reserving of all unpaid rent and interest receivables at December 31, 2023 and the reversal of previously recognized straight-line rent receivables. In addition, we recorded impairment charges on certain real estate assets and on our 9.9% equity interest in Steward. In total, the Company recorded approximately $700 million of impairment and other charges as of December 31, 2023. Due to Steward’s ongoing operational and liquidity challenges and new bankruptcy filing, we recorded approximately $470 million of additional impairment charges in the quarter ending March 31, 2024 that fully reserves for the remaining value of our 9.9% equity investment in Steward and the $362 million loan due from affiliates of Steward along with the accrual for property taxes and obligations not paid per Steward under its master leases. In addition, we recorded a $220 million unfavorable fair value adjustment in the quarter ending March 31, 2024 to fully reserve for our loan to the international joint venture. We cannot assure you that we will not have any additional impairments in future periods.

Steward’s bankruptcy filing constitutes a default under the terms of our master leases and loan agreements with Steward, and imposes a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing bars us from collecting pre-bankruptcy debts from Steward, unless we receive an order permitting us to do so from the bankruptcy court. While we expect to engage in negotiations with Steward and other stakeholders and to pursue all legal remedies to maximize our recovery with respect to our Steward investments, the outcome of any such negotiations and remedies is uncertain at this time and will be subject in all cases to the approval of the bankruptcy court. In addition, there is a risk that third parties may seek to bring claims against us in Steward’s bankruptcy proceeding.

If our Steward master leases are rejected by the bankruptcy trustee, in whole or in part, we would have only a general unsecured claim for damages. Any unsecured claim (including our equity interest in Steward) may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would materially harm our financial condition. Moreover, any secured claims we have against Steward may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses.

Steward’s filing and other defaults under its master leases may give us the right to terminate the leases and seek one or more replacement operators for these facilities. However, the process for transferring the operations of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the Steward properties, we may be forced to sell the properties at a loss.

In addition, the terms of our unsecured credit facility and the indentures governing our outstanding unsecured senior notes are subject to customary financial, operational, and reporting covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The terms of our unsecured credit facility also require us to maintain a minimum amount of total unencumbered assets and a 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event, such as Steward. In April 2024, the lenders under our unsecured credit facility agreed, among other things, to waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter periods ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions. The amendment does not provide relief beyond its specific provisions and other adverse consequences of the Steward bankruptcy filing may occur. Such waiver and modified covenant are temporary, and we will be required to meet the standard covenant threshold when the waiver period expires on September 30, 2024, unless extended. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments, breaches of which could result in defaults and cross-defaults that could have a material adverse effect on our financial condition and results of operations.

Steward is early in its bankruptcy proceedings and the ultimate outcome of such proceedings is uncertain. At this time we are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Steward bankruptcy proceeding.

As a result of this Quarterly Report on Form 10-Q not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our ATM program, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short-form registration statement that is automatically effective and allows the incorporation by reference of past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” by registering an indeterminate amount of specified securities which, combined with automatic effectiveness and the ability to forward incorporate information, allows issuers to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to Form S-11.

As a result of this Quarterly Report on Form 10-Q not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our ATM program, until June 1, 2025, which may impair our ability to raise necessary capital to repay our debt obligations as they become due, pursue acquisition and development opportunities, and execute our business strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use a registration statement on Form S-3, we may experience delays in the offering process due to SEC review of a registration statement on Form S-11, experience downward pressure on our share price given that we will have to disclose the offering prior to formal commencement, and incur increased offering and transaction costs. If we are unable to raise capital through a registered offering, we would be required to conduct financing transactions on a private placement basis, subject to pricing, size and other limitations for equity raises under the NYSE rules, or seek other sources of capital, which are not guaranteed. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2024:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1-January 31, 2024	57	$4.96	—	$—

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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*

Amendment to Second Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee

10.2*

Second Amendment to Second Amended and Restated Master Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P. as Lessor and certain subsidiaries of Steward Health Care System LLC, Lessee

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

Exhibit 101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 29, 2024