Form 10-Q
period 2024-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2024-08-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, Medical Properties Trust, Inc. had 600.2 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2024 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,949,385	$13,237,187
Investment in financing leases	1,181,959	1,231,630
Mortgage loans	399,150	309,315
Gross investment in real estate assets	13,530,494	14,778,132
Accumulated depreciation and amortization	(1,417,910)	(1,407,971)
Net investment in real estate assets	12,112,584	13,370,161
Cash and cash equivalents	606,550	250,016
Interest and rent receivables	39,471	45,059
Straight-line rent receivables	664,271	635,987
Investments in unconsolidated real estate joint ventures	1,143,231	1,474,455
Investments in unconsolidated operating entities	635,206	1,778,640
Other loans	505,942	292,615
Other assets	487,488	457,911
Total Assets	$16,194,743	$18,304,844
Liabilities and Equity
Liabilities
Debt, net	$9,369,064	$10,064,236
Accounts payable and accrued expenses	446,893	412,178
Deferred revenue	25,700	37,962
Obligations to tenants and other lease liabilities	160,009	156,603
Total Liabilities	10,001,666	10,670,979
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,057 shares at June 30, 2024 and 598,991 shares at December 31, 2023	600	599
Additional paid-in capital	8,571,662	8,560,309
Retained deficit	(2,348,170)	(971,809)
Accumulated other comprehensive (loss) income	(33,910)	42,501
Total Medical Properties Trust, Inc. stockholders’ equity	6,190,182	7,631,600
Non-controlling interests	2,895	2,265
Total Equity	6,193,077	7,633,865
Total Liabilities and Equity	$16,194,743	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Rent billed	$183,764	$247,491	$383,063	$495,648
Straight-line rent	38,381	(39,329)	83,117	17,364
Income from financing leases	27,641	68,468	44,034	81,663
Interest and other income	16,774	60,765	27,662	92,931
Total revenues	266,560	337,395	537,876	687,606
Expenses
Interest	101,430	104,470	210,115	202,124
Real estate depreciation and amortization	102,240	364,403	177,826	448,263
Property-related	7,663	24,676	12,481	31,786
General and administrative	35,327	35,604	68,675	77,328
Total expenses	246,660	529,153	469,097	759,501
Other (expense) income
Gain on sale of real estate	384,824	167	383,401	229
Real estate and other impairment charges, net	(137,419)	—	(830,507)	(89,538)
(Loss) earnings from equity interests	(401,757)	12,224	(391,208)	23,576
Debt refinancing and unutilized financing costs	(2,964)	(816)	(2,964)	(816)
Other (including fair value adjustments on securities)	(167,686)	(10,512)	(397,031)	(15,678)
Total other (expense) income	(325,002)	1,063	(1,238,309)	(82,227)

Loss before income tax	(305,102)	(190,695)	(1,169,530)	(154,122)
Income tax (expense) benefit	(14,557)	148,262	(25,506)	144,719

Net loss	(319,659)	(42,433)	(1,195,036)	(9,403)
Net (income) loss attributable to non-controlling interests	(976)	396	(1,224)	160
Net loss attributable to MPT common stockholders	$(320,635)	$(42,037)	$(1,196,260)	$(9,243)

Earnings per common share — basic and diluted
Net loss attributable to MPT common stockholders	$(0.54)	$(0.07)	$(1.99)	$(0.02)

Weighted average shares outstanding — basic	600,057	598,344	600,181	598,323
Weighted average shares outstanding — diluted	600,057	598,344	600,181	598,323

Dividends declared per common share	$0.30	$0.29	$0.30	$0.58

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(319,659)	$(42,433)	$(1,195,036)	$(9,403)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of tax	(3,479)	17,920	(6,276)	2,595
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	(4,005)	—	(4,005)	(28,553)
Foreign currency translation (loss) gain	(7,588)	60,445	(66,130)	88,588
Reclassification of foreign currency translation loss from AOCI to earnings	—	3,234	—	3,234
Total comprehensive (loss) income	(334,731)	39,166	(1,271,447)	56,461
Comprehensive (income) loss attributable to non-controlling interests	(976)	396	(1,224)	160
Comprehensive (loss) income attributable to MPT common stockholders	$(335,707)	$39,562	$(1,272,671)	$56,621

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367
Net (loss) income	—	—	—	—	—	(320,635)	—	976	(319,659)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	—	—	(7,588)	—	(7,588)
Stock vesting and amortization of stock-based compensation	—	—	270	—	7,013	—	—	—	7,013
Stock vesting - satisfaction of tax withholdings	—	—	(517)	—	(2,550)	—	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(349)	(349)
Dividends declared ($0.30 per common share)	—	—	—	—	—	(180,673)	—	—	(180,673)
Balance at June 30, 2024	—	$—	600,057	$600	$8,571,662	$(2,348,170)	$(33,910)	$2,895	$6,193,077

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254
Net loss	—	—	—	—	—	(42,037)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	3,234	—	3,234
Stock vesting and amortization of stock-based compensation	—	—	59	—	6,437	—	—	—	6,437
Stock vesting - satisfaction of tax withholdings	—	—	(17)	—	(16)	—	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(276)	(276)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,851)	—	—	(173,851)
Balance at June 30, 2023	—	$—	598,344	$598	$8,547,835	$(241,301)	$6,680	$902	$8,314,714

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating activities
Net loss	$(1,195,036)	$(9,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181,071	455,554
Amortization of deferred financing costs and debt discount	7,489	8,096
Straight-line rent revenue and other	(86,650)	(116,466)
Stock-based compensation	16,154	18,266
Gain on sale of real estate	(383,401)	(229)
Real estate and other impairment charges, net	830,507	89,538
Equity interest real estate impairment	410,790	—
Straight-line rent and other write-off	3,005	97,834
Debt refinancing and unutilized financing costs	2,964	816
Tax rate changes and other	4,588	(164,535)
Non-cash fair value adjustments	380,523	4,253
Non-cash revenue from debt and equity securities received	—	(68,557)
Other adjustments	10,604	(12,549)
Changes in:
Interest and rent receivables	(74)	(62,132)
Other assets	(28,415)	(9,514)
Accounts payable and accrued expenses	(34,262)	(25,609)
Deferred revenue	(10,256)	6,814
Net cash provided by operating activities	109,601	212,177
Investing activities
Acquisitions and other related investments	(105,618)	(235,187)
Net proceeds from sale of real estate	1,513,350	489,420
Proceeds received from sale and repayment of loans receivable	114,416	389,385
Investment in loans receivable	(316,000)	(55,223)
Construction in progress and other	(45,081)	(28,639)
Proceeds from sale and return of equity investment	11,656	—
Capital additions and other investments, net	(89,870)	(150,757)
Net cash provided by investing activities	1,082,853	408,999
Financing activities
Proceeds from term debt	804,188	—
Payments of term debt	(569,125)	(485,523)
Revolving credit facility, net	(812,312)	270,863
Dividends paid	(182,573)	(350,304)
Lease deposits and other obligations to tenants	8,501	7,154
Stock vesting - satisfaction of tax withholdings	(2,833)	(5,570)
Other financing activities, payment of debt refinancing, and deferred financing costs	(77,288)	12,439
Net cash used for financing activities	(831,442)	(550,941)
Increase in cash, cash equivalents, and restricted cash for period	361,012	70,235
Effect of exchange rate changes	(5,799)	18,184
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$611,165	$329,957
Interest paid	$254,857	$227,361
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	—	735,963
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$90,336	$173,851
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$606,550	$324,050
Restricted cash, included in Other assets	4,615	5,907
	$611,165	$329,957

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,949,385	$13,237,187
Investment in financing leases	1,181,959	1,231,630
Mortgage loans	399,150	309,315
Gross investment in real estate assets	13,530,494	14,778,132
Accumulated depreciation and amortization	(1,417,910)	(1,407,971)
Net investment in real estate assets	12,112,584	13,370,161
Cash and cash equivalents	606,550	250,016
Interest and rent receivables	39,471	45,059
Straight-line rent receivables	664,271	635,987
Investments in unconsolidated real estate joint ventures	1,143,231	1,474,455
Investments in unconsolidated operating entities	635,206	1,778,640
Other loans	505,942	292,615
Other assets	487,488	457,911
Total Assets	$16,194,743	$18,304,844
Liabilities and Capital
Liabilities
Debt, net	$9,369,064	$10,064,236
Accounts payable and accrued expenses	356,167	318,980
Deferred revenue	25,700	37,962
Obligations to tenants and other lease liabilities	160,009	156,603
Payable due to Medical Properties Trust, Inc.	90,336	92,808
Total Liabilities	10,001,276	10,670,589
Capital
General Partner — issued and outstanding — 6,002 units at June 30, 2024 and 5,991 units at December 31, 2023	62,320	75,969
Limited Partners — issued and outstanding — 594,055 units at June 30, 2024 and 593,000 units at December 31, 2023	6,162,162	7,513,520
Accumulated other comprehensive (loss) income	(33,910)	42,501
Total MPT Operating Partnership, L.P. capital	6,190,572	7,631,990
Non-controlling interests	2,895	2,265
Total Capital	6,193,467	7,634,255
Total Liabilities and Capital	$16,194,743	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2024	2023	2024	2023
Revenues
Rent billed	$183,764	$247,491	$383,063	$495,648
Straight-line rent	38,381	(39,329)	83,117	17,364
Income from financing leases	27,641	68,468	44,034	81,663
Interest and other income	16,774	60,765	27,662	92,931
Total revenues	266,560	337,395	537,876	687,606
Expenses
Interest	101,430	104,470	210,115	202,124
Real estate depreciation and amortization	102,240	364,403	177,826	448,263
Property-related	7,663	24,676	12,481	31,786
General and administrative	35,327	35,604	68,675	77,328
Total expenses	246,660	529,153	469,097	759,501
Other (expense) income
Gain on sale of real estate	384,824	167	383,401	229
Real estate and other impairment charges, net	(137,419)	—	(830,507)	(89,538)
(Loss) earnings from equity interests	(401,757)	12,224	(391,208)	23,576
Debt refinancing and unutilized financing costs	(2,964)	(816)	(2,964)	(816)
Other (including fair value adjustments on securities)	(167,686)	(10,512)	(397,031)	(15,678)
Total other (expense) income	(325,002)	1,063	(1,238,309)	(82,227)

Loss before income tax	(305,102)	(190,695)	(1,169,530)	(154,122)
Income tax (expense) benefit	(14,557)	148,262	(25,506)	144,719

Net loss	(319,659)	(42,433)	(1,195,036)	(9,403)
Net (income) loss attributable to non-controlling interests	(976)	396	(1,224)	160
Net loss attributable to MPT Operating Partnership partners	$(320,635)	$(42,037)	$(1,196,260)	$(9,243)

Earnings per unit — basic and diluted
Net loss attributable to MPT Operating Partnership partners	$(0.54)	$(0.07)	$(1.99)	$(0.02)

Weighted average units outstanding — basic	600,057	598,344	600,181	598,323
Weighted average units outstanding — diluted	600,057	598,344	600,181	598,323

Dividends declared per unit	$0.30	$0.29	$0.30	$0.58

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(319,659)	$(42,433)	$(1,195,036)	$(9,403)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps, net of tax	(3,479)	17,920	(6,276)	2,595
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	(4,005)	—	(4,005)	(28,553)
Foreign currency translation (loss) gain	(7,588)	60,445	(66,130)	88,588
Reclassification of foreign currency translation loss from AOCI to earnings	—	3,234	—	3,234
Total comprehensive (loss) income	(334,731)	39,166	(1,271,447)	56,461
Comprehensive (income) loss attributable to non-controlling interests	(976)	396	(1,224)	160
Comprehensive (loss) income attributable to MPT Operating Partnership partners	$(335,707)	$39,562	$(1,272,671)	$56,621

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757
Net (loss) income	—	(3,206)	—	(317,429)	—	976	(319,659)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	(7,588)	—	(7,588)
Unit vesting and amortization of unit-based compensation	3	70	267	6,943	—	—	7,013
Unit vesting - satisfaction of tax withholdings	(5)	(25)	(512)	(2,525)	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	(349)	(349)
Distributions declared ($0.30 per unit)	—	(1,807)	—	(178,866)	—	—	(180,673)
Balance at June 30, 2024	6,002	$62,320	594,055	$6,162,162	$(33,910)	$2,895	$6,193,467

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644
Net loss	—	(420)	—	(41,617)	—	(396)	(42,433)
Unrealized gain on interest rate swaps, net of tax	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	3,234	—	3,234
Unit vesting and amortization of unit-based compensation	1	64	58	6,373	—	—	6,437
Unit vesting - satisfaction of tax withholdings	—	—	(17)	(16)	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(276)	(276)
Distributions declared ($0.29 per unit)	—	(1,739)	—	(172,112)	—	—	(173,851)
Balance at June 30, 2023	5,985	$83,149	592,359	$8,224,373	$6,680	$902	$8,315,104

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
	(In thousands)
Operating activities
Net loss	$(1,195,036)	$(9,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181,071	455,554
Amortization of deferred financing costs and debt discount	7,489	8,096
Straight-line rent revenue and other	(86,650)	(116,466)
Unit-based compensation	16,154	18,266
Gain on sale of real estate	(383,401)	(229)
Real estate and other impairment charges, net	830,507	89,538
Equity interest real estate impairment	410,790	—
Straight-line rent and other write-off	3,005	97,834
Debt refinancing and unutilized financing costs	2,964	816
Tax rate changes and other	4,588	(164,535)
Non-cash fair value adjustments	380,523	4,253
Non-cash revenue from debt and equity securities received	—	(68,557)
Other adjustments	10,604	(12,549)
Changes in:
Interest and rent receivables	(74)	(62,132)
Other assets	(28,415)	(9,514)
Accounts payable and accrued expenses	(34,262)	(25,609)
Deferred revenue	(10,256)	6,814
Net cash provided by operating activities	109,601	212,177
Investing activities
Acquisitions and other related investments	(105,618)	(235,187)
Net proceeds from sale of real estate	1,513,350	489,420
Proceeds received from sale and repayment of loans receivable	114,416	389,385
Investment in loans receivable	(316,000)	(55,223)
Construction in progress and other	(45,081)	(28,639)
Proceeds from sale and return of equity investments	11,656	—
Capital additions and other investments, net	(89,870)	(150,757)
Net cash provided by investing activities	1,082,853	408,999
Financing activities
Proceeds from term debt	804,188	—
Payments of term debt	(569,125)	(485,523)
Revolving credit facility, net	(812,312)	270,863
Distributions paid	(182,573)	(350,304)
Lease deposits and other obligations to tenants	8,501	7,154
Unit vesting - satisfaction of tax withholdings	(2,833)	(5,570)
Other financing activities, payment of debt refinancing, and deferred financing costs	(77,288)	12,439
Net cash used for financing activities	(831,442)	(550,941)
Increase in cash, cash equivalents, and restricted cash for period	361,012	70,235
Effect of exchange rate changes	(5,799)	18,184
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$611,165	$329,957
Interest paid	$254,857	$227,361
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	—	735,963
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$90,336	$173,851
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$606,550	$324,050
Restricted cash, included in Other assets	4,615	5,907
	$611,165	$329,957

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2024, we have investments in 435 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

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

Variable Interest Entities

At June 30, 2024, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which are also tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at June 30, 2024 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$336,899	Investments in Unconsolidated Operating Entities	$336,899
Loans, net	139,998	Mortgage and other loans	140,067
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of June 30, 2024, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated by domestic and foreign, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2024	2023

Land and land improvements	$—	$28,916
Buildings	—	114,966
Intangible lease assets — subject to amortization (weighted-average useful life of 24.8 years for 2023)	—	16,305
Investments in unconsolidated real estate joint ventures	107,908	—
Investments in unconsolidated operating entities	—	50,000
Other loans	—	25,000
Liabilities assumed	(2,290)	—
	$105,618	$235,187
Loans repaid(1)	—	(22,900)
Total net assets acquired	$105,618	$212,287
(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under Lifepoint Transaction below.

2024 Activity

Utah Transaction

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Venture") with an institutional asset manager (the "Fund"), which we call the Utah Transaction, and we recognized a gain on real estate of approximately $380 million, partially offset by a $20 million write-off of unbilled straight-line rent receivables. We retained an approximately 25% interest in the Venture valued initially at approximately $108 million, which is being accounted for on the equity method on a quarterly lag basis and included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets. The Fund purchased an approximately 75% interest for $886 million. In conjunction with this transaction closing, the Venture placed new non-recourse secured financing, providing $190 million of additional cash to us. In total, the Utah Transaction generated $1.1 billion of cash to us.

The Utah lessee (an affiliate of CommonSpirit Health ("CommonSpirit")) may acquire the leased real estate at a price equal to the greater of fair market value and the approximate $1.2 billion lease base at the fifth or tenth anniversary of the 2023 master lease commencement. We granted the Fund certain limited and conditional preferences based on the possible execution of the purchase option, which we accounted for as a derivative liability with an initial value of approximately $2.3 million.

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

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our then $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, but with cash payments starting in September 2023 for a substantial portion of the contractual monthly rent due on these California properties, b) transitioning the Pennsylvania properties back to Prospect in return for a $150 million first lien mortgage on the facilities, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we funded in full during 2023, d) continuing to pursue the sale of the three Connecticut properties to Yale New Haven ("Yale"), as more fully described in Note 9 to the condensed consolidated financial statements, and e) obtaining a non-controlling ownership interest in PHP Holdings of approximately $654 million consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $82 million, our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral Health, "Lifepoint Behavioral") (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan, including accrued interest, and we retained our minority equity investment in the operations of Lifepoint Behavioral. Separately, we converted a mortgage loan (as part of our initial acquisition in 2021) into the fee simple ownership of a property in Washington, which is leased, along with other behavioral health hospitals, to Lifepoint Behavioral, under a master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its lease on eight existing general acute care hospitals by five years to 2041.

In the first quarter of 2024, we sold our minority equity investment in Lifepoint Behavioral for approximately $12 million.

Other Transactions

In the second quarter of 2023, we acquired three inpatient rehabilitation facilities for a total of approximately €70 million (approximately $77 million). These hospitals are leased to Median Kliniken S.á.r.l ("MEDIAN") pursuant to a long-term master lease with annual inflation-based escalators.

On April 14, 2023, we acquired five behavioral health hospitals located in the United Kingdom for approximately £44 million (approximately $58 million). These hospitals are leased to Priory Group ("Priory") pursuant to five separate lease agreements with annual inflation-based escalators.

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of June 30, 2024	Estimated Rent Commencement Date
IMED Hospitales ("IMED") (Spain)	$37,526	$25,688	4Q 2024
IMED (Spain)	51,440	19,514	1Q 2026
	$88,966	$45,202

We have two other development projects ongoing in Texas (Wadley development) and Massachusetts (Norwood redevelopment). These are not highlighted above given the ongoing restructuring of Steward Health Care System ("Steward") as discussed further in this same Note 3. However, on a combined basis, we have spent approximately $415 million through June 30, 2024.

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

2024 Activity

During the first quarter of 2024, we completed construction and began recording rental income on a $35.4 million behavioral health facility located in McKinney, Texas, that is leased to Lifepoint Behavioral. We also completed construction and began recording rental income on a €46 million (approximately $49.0 million) general acute care facility located in Spain that is leased to IMED.

2023 Activity

During the 2023 second quarter, we completed construction and began recording rental income on an inpatient rehabilitation facility located in Stockton, California. This facility commenced rent on May 1, 2023, and is leased to Ernest Health, Inc. ("Ernest") pursuant to an existing long-term master lease.

Disposals

2024 Activity

See Utah Transaction above for a discussion of the five Utah hospitals sold on April 12, 2024. On April 9, 2024, we sold five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan due December 31, 2024. This transaction resulted in a gain on real estate of approximately $53 million, partially offset by a non-cash straight-line rent write-off of approximately $30 million.

As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4% and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties at June 30, 2024. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).

During the first six months of 2024, we also completed the sale of three other facilities and two ancillary facilities for approximately $7 million, resulting in a loss on real estate of approximately $1.4 million.

Summary of Operations for Disposed Assets in 2024

The following represents the operating results from the five properties sold as part of the Utah Transaction and the five Prime properties sold in April 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues(1)	$7,092	$(55,765)	$46,099	$(12,567)
Real estate depreciation and amortization(2)	—	(294,603)	(6,381)	(305,321)
Property-related expenses	(9)	98	(13)	(22)
Other income (expense)(3)	385,265	(25)	385,223	(46)
Income (expense) from real estate dispositions, net	$392,348	$(350,295)	$424,928	$(317,956)
(1)
The 2023 columns include an approximate $95 million write-off of straight-line rent receivables related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(2)
The 2023 columns include approximately $286 million of lease intangible amortization acceleration related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(3)
The 2024 columns include approximately $360 million of gains (net of approximately $20 million write-off of straight-line rent receivables) related to the Utah Transaction and $23 million of gains (net of $30 million write-off of straight-line rent receivables) related to the sale of five Prime properties.

2023 Activity

On March 30, 2023, we entered into a definitive agreement to sell our 11 general acute care facilities located in Australia and operated by Healthscope Ltd. ("Healthscope") (the "Australia Transaction") to affiliates of HMC Capital for cash proceeds of approximately A$1.2 billion. As a result, we designated the Australian portfolio as held for sale in the first quarter of 2023 and recorded approximately $79 million of net impairment charges at that time, which included $37.4 million of straight-line rent receivable write-offs and approximately $8 million in fees to sell the hospitals, partially offset by approximately $16 million of gains from our interest rate swap and foreign currency translation amounts in accumulated other comprehensive income that were reclassified to earnings in 2023 as part of the transaction. This transaction closed in two phases. The first phase closed on May 18, 2023, in which we sold seven of the 11 facilities for A$730 million, and the final phase closed on October 10, 2023, in which we sold the remaining four facilities for approximately A$470 million.

On March 8, 2023, we received notice that Prime planned to exercise its right to repurchase from us the real estate associated with one master lease for approximately $100 million. As such, we recorded an approximate $11 million impairment charge in the first quarter of 2023 related to non-cash rent receivables on the three facilities that were sold on July 11, 2023.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At June 30, 2024, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Minimum lease payments receivable	$601,406	$611,669
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(559,783)	(571,059)
Net investment in direct financing leases	245,441	244,428
Other financing leases (net of allowance for credit loss)	936,518	987,202
Total investment in financing leases	$1,181,959	$1,231,630

Other Leasing Activities

At June 30, 2024, our vacant properties represent less than 0.3% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

Steward Health Care System

Due to the uncertainty concerning ongoing operational and liquidity challenges, the bankruptcy filing, the sale of Steward's managed care business, and the re-tenanting or selling of properties as more fully described in "Significant Tenant Update" under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, we recorded approximately $490 million and $960 million of impairment charges for the three and six months ended June 30, 2024, respectively. These charges fully reserved for our $410 million equity investment in the Macquarie partnership (as we recognized our share of losses realized by the partnership in the 2024 second quarter due to the impairment of the partnership's underlying real estate), fully reserved for the remaining value of our 9.9% equity investment in Steward and the $362 million loan due from affiliates of Steward along with the accrual for property taxes and other obligations not paid by Steward under its master leases. The equity investment in the Macquarie partnership is included in "Investments in unconsolidated real estate joint ventures" and the equity investment and loan to Steward affiliates are included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets and were adjusted for after comparing our carrying value of these investments to an updated fair value analysis of the underlying assets, with assistance from a third-party, independent valuation firm.

In addition, during the 2024 second quarter and due to the ongoing Steward bankruptcy process, we changed the estimated useful life of the in-place lease intangibles associated with the Steward master leases, as we expect such leases will end before their contractual term. This change in estimate resulted in approximately $34 million of additional amortization expense in the 2024 second quarter and is reflected in the "Real estate depreciation and amortization" line of our condensed consolidated statements of net income.

At June 30, 2024, we have approximately $430 million of non-real estate investments in Steward, consisting of the working capital loans and other secured loans advanced in 2024 (approximately $215 million). However, recovery of these amounts is partially dependent on Steward's collection of patient and government receivables and terms of any sale of its managed care and other businesses, neither of which is within our control. In addition, we have $2.3 billion of real estate assets to be transitioned away from Steward. We believe these investments are fully recoverable at this time. However, recoverability depends on the success of re-tenanting and selling these real estate assets, and no assurances can be given that we will not have any additional impairments in future periods.

During 2024, we received and recorded rent and interest revenue of $19 million and $30 million for the three and six month periods, respectively. In addition, our Massachusetts partnership received and recorded rent of $28 million ($14 million representing our share) and $66 million ($33 million representing our share) for the three and six month periods, respectively.

Prospect

We lease real estate assets to Prospect in California, Connecticut, and Pennsylvania of approximately $1 billion, net of approximately $200 million of impairment charges taken to-date. Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis versus our normal accrual method. In 2024, we recognized approximately $18 million and $25 million of revenue, for the three and six month periods, respectively, representing cash received for rents on our California properties. In addition, we received and recorded approximately $3.8 million of interest on the asset-backed loan in the three and six month periods.

In regard to PHP Holdings, we account for our investment (both the equity investment and convertible loan) using the fair value option method. Prospect's investment bankers continue to work through the latest indications of interest from prospective bidders for PHP Holdings. Based on our consideration of information in the indications of interest and discussions with the investment bankers, along with consultations with our third party appraisers, we recorded an additional approximate $160 million unfavorable fair value adjustment in the second quarter of 2024 (total unfavorable fair value adjustment in 2024 of $360 million), resulting in a total investment in PHP Holdings of approximately $340 million at June 30, 2024. Each quarter, we mark such investment to fair value as more fully described in Note 7 to the condensed consolidated financial statements.

Pipeline Health System

On October 2, 2022, Pipeline Health System ("Pipeline") filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's lease of our California assets remained in place, and we were repaid on February 7, 2023, for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. As part of the settlement, we deferred approximately $6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of June 30, 2024, Pipeline is current on their monthly base rent obligations per the terms of the lease, and we hold a rent deposit that more than covers all unpaid deferred rent.

International Joint Venture

As discussed in our Annual Report on Form 10-K for the year ending December 31, 2023, we placed our loan to the international joint venture on the cash basis of accounting, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on non-real estate investments in Steward, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan and related equity investment. These investments, which are included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets, were adjusted for after comparing our carrying value to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

CommonSpirit

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit, acquired the Utah hospital operations of five general acute care facilities previously operated by Steward. As a result of this transaction, we received $100 million on May 1, 2023, of the $150 million loan made in the 2022 second quarter. The new lease, at the time, for these Utah assets had an initial fixed term of 15 years with annual escalation provisions. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly accelerated the amortization of the associated in-place lease intangibles (approximately $286 million) and wrote-off approximately $95 million of straight-line rent receivables. As described earlier, these five properties make up the Utah Transaction.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of June 30, 2024	As of December 31, 2023
MEDIAN	50%	$461,662	$471,336
Swiss Medical Network	70%	444,275	472,434
CommonSpirit (Utah partnership)	25%	106,407	—
Policlinico di Monza	50%	77,860	80,562
HM Hospitales	45%	53,027	56,071
Steward (Macquarie partnership)	50%	—	394,052
Total		$1,143,231	$1,474,455

The decrease since December 31, 2023, is primarily due to the impairment recorded to our Massachusetts-based partnership with Macquarie in the second quarter of 2024 as more fully described above in this same Note 3.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of June 30, 2024	As of December 31, 2023
PHP Holdings	$335,708	$699,535
Swiss Medical Network	174,239	186,113
Aevis Victoria SA ("Aevis")	68,986	77,345
Priory	40,098	163,837
Aspris Children's Services ("Aspris")	15,968	15,986
Caremax	207	1,148
Steward (loan investment)	—	361,591
International joint venture	—	225,960
Steward (equity investment)	—	35,696
Lifepoint Behavioral	—	11,429
Total	$635,206	$1,778,640

See "Leasing Operations (Lessor)" under this same Note 3 for details on the change in the first six months of 2024 related to Steward.

For our other investments marked to fair value (including our investment in PHP Holdings and our investments in the international joint venture), we recorded approximately $595 million in unfavorable non-cash fair value adjustments during the first half of 2024; whereas, this was a $4.3 million unfavorable non-cash fair value adjustment for the same period of 2023. The amount recorded in 2024 includes an approximate $360 million unfavorable fair market value adjustment to our investment in PHP Holdings, as further described in the "Prospect" subheading of this Note 3 (included in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income) and $225 million unfavorable fair value adjustment in the 2024 first quarter related to our international joint venture investments as described in Note 3 and included in the "Real estate and other impairment charges, net" line of the condensed consolidated statements of net income.

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

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended June 30,
	2024		2023
Balance at beginning of the period	$456,592		$121,972
Provision for credit loss, net	81,942	(1)	362
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	—		(35,229)
Balance at end of the period	$538,534		$87,105

	For the Six Months Ended June 30,
	2024		2023
Balance at beginning of the year	$96,001		$121,146
Provision for credit loss, net	442,533	(1)(2)	1,348
Expected credit loss reserve related to financial instruments sold, repaid, or satisfied	—		(35,389)
Balance at end of the period	$538,534		$87,105
(1)
Reflects charges and reserves related to our investments in cash basis tenants recorded during the second quarter of 2024.
(2)
Reflects the charge related to the $362 million loan to Steward, as further described under "Steward Health Care System" subheading of this Note 3.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our ability to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of June 30, 2024			As of December 31, 2023
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Steward	$2,826,852		17.5%	$3,518,537	19.2%
Circle Health Ltd ("Circle")	2,077,416		12.8%	2,119,392	11.6%
Priory	1,260,359		7.8%	1,391,005	7.6%
Prospect	1,040,792		6.4%	1,092,974	6.0%
Lifepoint Behavioral	814,133		5.0%	813,527	4.4%
Other operators	6,112,813		37.8%	7,352,012	40.2%
Other assets	2,062,378	(2)	12.7%	2,017,397	11.0%
Total	$16,194,743		100.0%	$18,304,844	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $340 million as part of the Prospect Transaction and tenant update described previously in this same Note 3.

Total Assets by U.S. State and Country (1)

	As of June 30, 2024		As of December 31, 2023
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,472,182	9.1%	$1,891,482	10.3%
Florida	1,296,622	8.0%	1,348,210	7.4%
California	1,062,797	6.6%	1,252,674	6.8%
Arizona	515,086	3.2%	547,789	3.0%
Pennsylvania	464,689	2.8%	470,562	2.6%
All other states	3,090,580	19.1%	4,264,392	23.3%
Other domestic assets	1,252,417	7.7%	1,397,170	7.6%
Total U.S.	$9,154,373	56.5%	$11,172,279	61.0%
United Kingdom	$4,075,748	25.2%	$4,261,944	23.3%
Germany	713,744	4.4%	734,630	4.0%
Switzerland	687,500	4.2%	735,891	4.0%
Spain	252,389	1.6%	252,529	1.4%
All other countries	501,028	3.1%	527,344	2.9%
Other international assets	809,961	5.0%	620,227	3.4%
Total international	$7,040,370	43.5%	$7,132,565	39.0%
Grand total	$16,194,743	100.0%	$18,304,844	100.0%

Total Assets by Facility Type (1)

	As of June 30, 2024		As of December 31, 2023
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$9,783,458	60.4%	$11,764,151	64.3%
Behavioral health facilities	2,433,787	15.0%	2,576,983	14.1%
Post acute care facilities	1,689,844	10.5%	1,716,248	9.4%
Freestanding ER/urgent care facilities	225,276	1.4%	230,065	1.2%
Other assets	2,062,378	12.7%	2,017,397	11.0%
Total	$16,194,743	100.0%	$18,304,844	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of June 30, 2024.

From a revenue concentration perspective, Circle individually represented more than 10% of our total revenues for the three and six months ended June 30, 2024. Prospect and Circle represented more than 10% for the three months ended June 30, 2023, and Prospect, Circle, and Steward represented more than 10% for the six months ended June 30, 2023.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2024	As of December 31, 2023
Revolving credit facility(A)	$691,604	$1,514,420
Term loan	200,000	200,000
British pound sterling secured term loan due 2024(B)	—	133,484
British pound sterling term loan due 2025(B)	752,378	891,170
British pound sterling secured term loan due 2034(B)	798,379	—
Australian term loan facility(B)	—	320,164
3.325% Senior Unsecured Notes due 2025(B)	535,650	551,950
0.993% Senior Unsecured Notes due 2026(B)	535,650	551,950
2.500% Senior Unsecured Notes due 2026(B)	632,250	636,550
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	758,700	763,860
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	442,575	445,585
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$9,447,186	$10,109,133
Debt issue costs and discount, net	(78,122)	(44,897)
	$9,369,064	$10,064,236

(A)
Includes £- million and £322 million of GBP-denominated borrowings and €303 million and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at June 30, 2024 and December 31, 2023, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at June 30, 2024 and December 31, 2023.

As of June 30, 2024, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2024	$—
2025	1,288,028
2026	2,359,504
2027	1,600,000
2028	758,700
Thereafter	3,440,954
Total	$9,447,186

Credit Facilities

On April 12, 2024, we amended our unsecured credit facility (the "Credit Facility") and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from the Utah Transaction and other asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations of the Borrower, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, (iii) amend or waive certain covenants as described under "Covenants" in this same Note 4, and (iv) waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter periods ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions.

On August 6, 2024, we amended the Credit Facility and the British pound sterling term loan due 2025 further to (i) reduce revolving commitments in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined in "Covenants" section in this same Note 4) and then to 225 basis points after the Modified Covenant Period, (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds), and (iv) amend or waive certain covenants as described under "Covenants" in this same Note 4.

Australian Term Loan Facility

On May 18, 2023, we completed the first phase of the Australia Transaction in which we sold seven of the 11 Australia facilities for A$730 million. We used the proceeds from the first phase of this sale to prepay A$730 million (approximately $475 million) of the A$1.2 billion Australian term loan. On April 18, 2024, we paid off and terminated the remainder of the A$470 million (approximately $306 million) Australian term loan facility with proceeds from the Utah Transaction described in Note 3. We did not incur any early termination penalties in connection with this repayment.

British Pound Sterling Secured Term Loan due 2034

On May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us. We used the majority of the net proceeds of the facility to pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million).

Debt Refinancing and Unutilized Financing Costs

2024 Activity

In the first six months of 2024, we incurred approximately $3 million of debt refinancing and unutilized financing costs. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

2023 Activity

As a result of the prepayment of a portion of the Australian term loan, we incurred approximately $0.8 million to accelerate the amortization of related debt issue costs in the first six months of 2023.

Covenants

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreement, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio (which was amended on April 12, 2024 to lower the maximum permitted ratio from 40% to 25%), consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. The Credit Facility also contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable.

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 (the “Amendments”) to increase the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and to decrease the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. These Amendments are effective as of June 30, 2024 and will continue in effect through and including September 30, 2025, unless earlier terminated by us (the “Modified Covenant Period”) at which point the credit agreement provides that covenants will automatically reset to their prior levels. In addition, the Amendments reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds, which change has permanent effect. The Amendments also limit the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the Amendments do not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

As of June 30, 2024, with the effect of only the amendment to permanently reduce the minimum consolidated net worth covenant, we are in compliance with all such financial and operating covenants. We expect to continue to comply with our debt covenants including the reset leverage and interest coverage requirements after the end of the Modified Covenant Period by reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, and other access to capital. We may also seek to extend the Modified Covenant Period; however, no assurances can be made that such extensions will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

5. Income Taxes

2024 Activity

In connection with closing the secured term loan facility in the U.K. on May 24, 2024, we realized a gain, for U.K. tax purposes, on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. This gain resulted in a tax expense of approximately $5 million in the 2024 second quarter.

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

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 8.6 million shares remain available for future stock awards as of June 30, 2024. Share-based compensation expense totaled $16.2 million (including $2.0 million related to certain grants in 2024 with cash-settlement features) and $18.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2024			As of December 31, 2023
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$39,471		$39,838	$45,059		$45,476
Loans(1)	1,131,869	(2)	1,080,617	1,302,727	(2)	1,202,383
Debt, net	(9,369,064)		(6,949,357)	(10,064,236)		(8,256,465)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.

(2)
Includes $261.9 million and $162.4 million of mortgage loans, a $326.7 million and $323.8 million shareholder loan included in investments in unconsolidated real estate joint ventures, $40.1 million and $526.9 million of loans that are part of our investments in unconsolidated operating entities, and $503.2 million and $289.6 million of other loans at June 30, 2024 and December 31, 2023, respectively.

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

At June 30, 2024 and December 31, 2023, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2024		As of December 31, 2023
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$137,216	$137,216	$146,892	$146,892	Mortgage loans
Equity investment and other loans	338,491	906,393	939,903	912,999	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value based on Level 2 and Level 3 inputs by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in Lifepoint Behavioral (which was sold in March 2024) was recorded at fair value as of December 31, 2023, based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the condensed consolidated financial statements. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a market approach (for our equity investment in the international joint venture) and a discounted cash flow model and guideline public company model, a form of market approach, (for our investment in PHP Holdings), which requires significant estimates of our investee such as projected revenue and expenses and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the cash flow and market approach models used for our investment in PHP Holdings, our unobservable inputs include use of a discount rate (which is based on a weighted-average cost of capital), selected revenue and EBITDA multiples in reference to guideline public companies, and an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first half of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $585 million, primarily related to the loan to the international joint venture and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first half of 2023, we had a net unfavorable adjustment of approximately $6 million for our investments accounted for under the fair value option method.

The discount rate and DLOM on our investment in PHP Holdings was approximately 23% and 9%, respectively, at June 30, 2024, compared to 11% and 8% at December 31, 2023. The selected revenue multiples ranged from 0.7x to 0.9x at June 30, 2024 compared to 1.1x to 1.3x at December 31, 2023. The selected EBITDA multiples ranged from 6.5x to 7.5x at June 30, 2024, compared to 10x to 14x at December 31, 2023. In arriving at the DLOM, we considered many qualitative factors, including the percent of control, the nature of the underlying investee's business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. To illustrate the effect of movements in the DLOM, we performed a sensitivity analysis below by using full basis point variations (in thousands):

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(3,689)
- 100 basis points	3,689

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for impairment purposes of our real estate, financial instruments, and for certain equity investments without a readily determinable fair value.

Impairment and Fair Value Adjustments of Non-Real Estate Investments

Our non-real estate investments in Steward and related affiliates include our 9.9% equity investment, working capital and other secured loans, and a loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the loan to the international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation approaches utilized included the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assuming normal exposure to market participants. We utilized this premise of value due to Steward’s ongoing financial distress and subsequent filing of bankruptcy. Accordingly, the valuation approaches used, including the Level 3 inputs, were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple range of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt (including our working capital and other secured loans) and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of the loan to a Steward affiliate from 2021 or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralizes the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and negative fair value adjustments in the 2024 first quarter of more than $600 million, as discussed further in Note 3 to the condensed consolidated financial statements.

We updated our fair value analysis of Steward's business at June 30, 2024 using a similar approach as done in the 2024 first quarter, resulting in no further impairments or fair value adjustments to non-real estate investments. We continue to carry approximately $430 million of working capital and other secured loans at June 30, 2024, but no amount remains for our 9.9% equity investment in Steward, the loan made to the Steward affiliate in 2021, or the loan to the international joint venture.

Impairment of Real Estate Investments

In the 2024 second quarter, we recognized approximately $500 million of real estate impairment charges, primarily involving the eight Massachusetts properties in the Macquarie partnership. In our assessment, we first made a comparison of the carrying value of our real estate to projected undiscounted cash flows. For those properties in which the carrying value was not deemed recoverable, we recorded an impairment charge to the extent our carrying value was greater than its estimated fair value. In estimating fair value for these properties, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income (i.e. revenue less expenses, if any) from the property by a market capitalization rate (range from 7% to 10%). Our share of the real estate impairment charge in the Macquarie partnership exceeded the remaining equity amount in the joint venture, which resulted in a write down of our equity interest to zero and such charge is reflected in the "(Loss) earnings from equity interests" line on the condensed consolidated statements of net income.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(319,659)	$(42,433)
Non-controlling interests’ share in net (income) loss	(976)	396
Participating securities’ share in earnings	(654)	(469)
Net loss, less participating securities’ share in earnings	$(321,289)	$(42,506)
Denominator:
Basic weighted-average common shares	600,057	598,344
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	600,057	598,344

	For the Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(1,195,036)	$(9,403)
Non-controlling interests’ share in net (income) loss	(1,224)	160
Participating securities’ share in earnings	(654)	(984)
Net loss, less participating securities’ share in earnings	$(1,196,914)	$(10,227)
Denominator:
Basic weighted-average common shares	600,181	598,323
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	600,181	598,323

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(319,659)	$(42,433)
Non-controlling interests’ share in net (income) loss	(976)	396
Participating securities’ share in earnings	(654)	(469)
Net loss, less participating securities’ share in earnings	$(321,289)	$(42,506)
Denominator:
Basic weighted-average units	600,057	598,344
Dilutive potential units(1)	—	—
Diluted weighted-average units	600,057	598,344

	For the Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(1,195,036)	$(9,403)
Non-controlling interests’ share in net (income) loss	(1,224)	160
Participating securities’ share in earnings	(654)	(984)
Net loss, less participating securities’ share in earnings	$(1,196,914)	$(10,227)
Denominator:
Basic weighted-average units	600,181	598,323
Dilutive potential units(1)	—	—
Diluted weighted-average units	600,181	598,323

(1)
The above computation of diluted earnings per share does not include 17,299 and 8,649 potential common shares/units for the three and six months ended June 30, 2024, respectively, and 11,255 and 9,974 shares/units for the three and six months ended June 30, 2023, respectively, as inclusion of these shares when a loss exists would be antidilutive.

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we are still contractually owed $355 million in cash and have previously received the remainder in additional investments in PHP Holdings - part of the Prospect Transaction discussed in Note 3. This transaction was approved by the state of Connecticut's Office of Health Strategy on March 27, 2024 and is now subject to the completion of Yale's acquisition of the hospital operations from Prospect. No assurances can be given that this transaction will be consummated as described or at all.

Contingencies

With Steward's ongoing operational and liquidity challenges as discussed in Note 3 and in the "Significant Tenant Update" section in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q, we and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and funded an additional $75 million each to Steward during the 2024 first quarter. Of the $75 million funded by Steward's asset backed lenders, up to $60 million can be put to us in 2025 if not previously paid by Steward or through liquidation of Steward's collateral. If any amount is put to us in 2025, we would then be eligible to collect this full amount plus a return from Steward. Given this, we have determined that any liability from this financial guarantee has minimal value at June 30, 2024. In connection with Steward's ongoing bankruptcy process and the impairment of our investment in the Macquarie partnership in the 2024 second quarter, we have an approximate $50 million liability at June 30, 2024, for property taxes, other property related expenses, and other obligations that Steward is required to pay but has not currently paid.

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

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471) and June 28, 2024 (Case No. 1:24-cv-01899). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv- 10934) and March 1, 2024 (Case No. 1:24-cv-01589). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect.

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

10. Subsequent Events

On July 23, 2024, we sold the 50-bed Arizona General Hospital in Mesa, Arizona and seven freestanding emergency departments to Dignity Health for $160 million, proceeds of which will be used to reduce debt and for general corporate purposes. This sale resulted in a gain on real estate of approximately $85 million, along with an approximately $20 million write-off of straight-line rent receivables.

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

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity transactions (including the use of proceeds thereof), expected returns on investments and financial performance, expected trends and performance across our various markets, and expected outcomes from Steward's restructuring process. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
the risk that Steward's bankruptcy prevents us from being able to recover deferred rent or our other investments in Steward and its affiliates at full value, within a reasonable time period or at all, and the risk that we may not be able to find replacement operators that we deem adequate for the facilities currently leased to Steward on our desired timeline;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2023 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2024, there were no material changes to these policies.

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

At June 30, 2024, our portfolio consisted of 435 properties leased or loaned to 53 operators, of which three are under development. We manage our business as a single business segment.

At June 30, 2024, all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2024	% of Total	As of December 31, 2023	% of Total
Real estate assets - at cost	$13,530,494	83.5%	$14,778,132	80.8%
Accumulated real estate depreciation and amortization	(1,417,910)	(8.7)%	(1,407,971)	(7.7)%
Net investment in real estate assets	12,112,584	74.8%	13,370,161	73.1%
Cash and cash equivalents	606,550	3.7%	250,016	1.4%
Investments in unconsolidated real estate joint ventures	1,143,231	7.1%	1,474,455	8.0%
Investments in unconsolidated operating entities	635,206	3.9%	1,778,640	9.7%
Other	1,697,172	10.5%	1,431,572	7.8%
Total assets	$16,194,743	100.0%	$18,304,844	100.0%

Significant Tenant Update

Steward Health Care System

Through June 30, 2024, affiliates of Steward leased 28 of our facilities across five different markets under a master lease, along with eight properties pursuant to a separate master lease agreement that are part of the Massachusetts partnership with Macquarie Asset Management ("Macquarie"). In addition to the master leases, we hold working capital and other secured loans, which the working capital loan consists of multiple tranches with varying terms. We also have a loan due from affiliates of Steward that was made in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward's former private equity sponsor. Finally, we hold a 9.9% equity investment in Steward.

Operational and Liquidity Challenges

As disclosed in our Annual Report on Form 10-K for the year ending December 31, 2023, Steward delayed until early October 2023 paying a portion of its September 2023 rent and paid less than 30% of its required $70 million of rent and interest obligations (including our share of rent due to the Massachusetts partnership) for the 2023 fourth quarter.

According to Steward, its cash flows from operations had been impacted by challenges related to insufficient reimbursement revenue, increased costs and expenses, revenue cycle management, and a backlog of accounts payable. With a single exception, Steward historically paid rent timely until its late payment of a portion of September 2023. Earlier in 2023, Steward’s management had described to us its plans for continued improvements to profitability, improvements to collections of billed revenue, access to working capital liquidity, and sales of certain non-core assets. Based on these initiatives, the reported profitability of Steward's operations at our facilities, our cross-defaulted master lease structure, and the additional security of our overall collateral interests, we believed that Steward would be able to satisfy its rental obligations over the full term of our master leases. However, despite Steward obtaining additional working capital financing and selling its non-core laboratory business in the 2023 fourth quarter, Steward informed us in December 2023 that its cash collection challenges had become more pronounced and coupled with significant changes to vendor payment terms, their liquidity had been negatively impacted. To improve its liquidity position, Steward stated in December 2023 that it would be pursuing several strategic transactions, including the sale or re-tenanting of certain hospital operations and working with a third-party capital partner to divest of its managed care business. In addition, Steward stated it planned to intensify measures to improve cash collections and overall governance, including the establishment of a transformation committee comprised of newly appointed independent directors.

Separately, we engaged financial and legal advisors in the 2023 fourth quarter to advise us on options to maximize the ultimate recovery of our investments, including the recovery of unpaid rent and interest. To this point and while Steward was working to execute its stated plan, we agreed to fund a $60 million bridge loan (which we funded in January 2024) secured by our existing collateral as well as new second liens on the managed care business of Steward. In addition, we and certain of Steward’s asset backed lenders agreed to a new bridge facility in February 2024 and funded an additional $75 million each to Steward during the 2024 first quarter (of which, up to $60 million advanced by certain of Steward's asset backed lenders could be put to us in 2025 if not previously paid by Steward or through liquidation of Steward's collateral). In addition to these fundings, we agreed to a forbearance agreement in which we consented to the deferral of unpaid rent and interest through December 2023, as well as a limited and tapering deferral of rent in 2024. In the 2024 second quarter, we funded an additional $80 million in secured loans, of which $75 million represented debtor-in-possession financing.

Due to Steward's operational and liquidity challenges, we moved to the cash basis of accounting for our leases and loans with Steward effective December 31, 2023. This resulted in the reserving of all unpaid rent and interest receivables at December 31, 2023 and the reversal of previously recognized straight-line rent receivables. In addition, we recorded impairment charges on certain real estate assets and on our 9.9% equity interest. In total, we recorded approximately $714 million of impairment and other charges in 2023.

Steward signed a letter of intent for the sale of its managed care business ("Stewardship") in February 2024. However, the sale price of Stewardship was less than what was anticipated in December 2023, and certain regulatory and anti-trust approvals were still needed. These circumstances created a level of uncertainty about the likelihood, valuation, and timing of Steward's realizations of Stewardship. Moreover, as of the end of the first quarter of 2024, Steward had not signed any agreements for possible sales of its operations in or the re-tenanting of our hospital real estate. Meanwhile, Steward’s working capital deficit had continued to increase from December 31, 2023, despite the influx of cash and rent concessions from us and certain of Steward’s asset backed lenders as described earlier, which culminated in Steward's filing for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas on May 6, 2024.

Due to the uncertainty concerning the sale of Stewardship, status of sales of Steward operations or the re-tenanting of our real estate, the ongoing operational and liquidity challenges, and new bankruptcy filing, we recorded approximately $470 million of additional impairment charges in the quarter ending March 31, 2024, that fully reserved for the remaining value of our 9.9% equity investment in Steward and the $362 million loan due from affiliates of Steward along with the accrual for property taxes and other obligations not paid by Steward under its master leases. The equity investment and loan to Steward affiliates were included in “Investments in unconsolidated operating entities” on our condensed consolidated balance sheets and were adjusted after comparing our carrying value of these investments to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

During the 2024 second quarter and subsequently thereafter, the initial deal to sell Stewardship fell through and it appears likely that the potential value of this business has declined further. In addition, the bid process to re-tenant or sell our real estate has begun. However, no properties have been transitioned at this time. For Massachusetts, we have seen an unexpectedly low value on bids for each of the eight facilities due to a variety of factors, including regulatory matters. Due to this, we recognized additional impairment charges of $490 million in the 2024 second quarter, of which $410 million related to our Macquarie joint venture bringing our equity interest in this joint venture to zero. At June 30, 2024, we have approximately $430 million of non-real estate investments in Steward, consisting of the working capital loan and other secured loans advanced in 2024. In addition, we have approximately $2.3 billion in real estate that is expected to be re-leased or sold as part of the ongoing bankruptcy process. We believe these investments are fully recoverable at this time. However, no assurances can be given that we will not have any additional impairments in future periods.

Results of Operations

Three Months Ended June 30, 2024 Compared to June 30, 2023

Net loss for the three months ended June 30, 2024, was ($320.6) million, or ($0.54) per share compared to net loss of ($42.0) million, or ($0.07) per diluted share, for the three months ended June 30, 2023. This decrease in net income is primarily driven by the $410 million impairment of real estate in our Massachusetts-based partnership with Macquarie as further described in Note 3 to the condensed consolidated financial statements and included in our "(Loss) earnings from equity interests" line of our condensed consolidated financial statements of net income, the approximate $160 million unfavorable fair value adjustment to our investment in PHP Holdings included in our "Other (including fair value adjustments on securities)" line of our condensed consolidated statements of net income, and $137.4 million of real estate impairment and other charges in the second quarter of 2024, partially offset by approximately $385 million of gains as a result of the Utah Transaction and the sale of five Prime properties, both discussed further in Note 3. In the 2023 second quarter, we did have more real estate and amortization expense compared to 2024, but that was partially offset by a $158 million tax benefit from entering into the U.K. REIT regime in 2023. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $139.4 million for the 2024 second quarter, or $0.23 per diluted share, as compared to $285.3 million, or $0.48 per diluted share, for the 2023 second quarter. This 51% decrease in Normalized FFO is primarily due to lower revenues from Steward moving to the cash basis of accounting on December 31, 2023, and lower revenues as a result of various disposals in 2023 and 2024.

Revenues

A comparison of revenues for the three months ended June 30, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024	% of Total	2023	% of Total	Year over Year Change
Rent billed	$183,764	68.9%	$247,491	73.4%	(25.7)%
Straight-line rent	38,381	14.4%	(39,329)	-11.7%	197.6%
Income from financing leases	27,641	10.4%	68,468	20.3%	(59.6)%
Interest and other income	16,774	6.3%	60,765	18.0%	(72.4)%
Total revenues	$266,560	100.0%	$337,395	100.0%	(21.0)%

Our total revenues for the 2024 second quarter are down $70.8 million, or 21%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $14.0 million over the prior year, of which approximately $95 million is related to straight-line rent write-offs in the 2023 second quarter as a result of the Steward and CommonSpirit transaction described in Note 3 to the condensed consolidated financial statements; approximately $3.5 million is from incremental revenue from acquisitions in 2023, capital additions, and the commencement of rent on two development properties in 2024; $0.6 million of favorable foreign currency fluctuations; and approximately $5 million from increases in CPI above the contractual minimum escalations in our leases. These increases are partially offset by approximately $48 million of less revenue from our operators on a cash basis in the second quarter of 2024 as compared to the prior year. The majority of this decline is due to Steward (who moved to cash basis starting December 31, 2023) as we recognized $61 million of rent revenue in the 2023 second quarter (excluding revenue on Utah properties now leased to CommonSpirit), while receiving and recording only $19 million of rent revenue in the second quarter of 2024.

Operating lease revenues in the 2024 second quarter further declined by approximately $43 million due to disposals and other leasing transactions in 2023 and 2024 (including $26 million from the Utah Transaction described in Note 3 to the condensed consolidated financial statements).

•
Income from financing leases – down $40.8 million primarily due to receiving cash of approximately $18 million for rent revenue from Prospect (cash basis tenant) in the second quarter of 2024, whereas we recorded $55.3 million of rent for this tenant in the 2023 second quarter as part of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. In addition, financing lease income was lower due to a $3.8 million decrease from the disposal of three Prime financing leases in the third quarter of 2023. These decreases were partially offset by a $0.5 million from the increase in CPI above the lease contractual minimum escalations.

•
Interest and other income – down $44.0 million from the prior year due to the following:
o
Interest from loans – down $27.8 million, primarily due to a $16.3 million decrease in interest income related to Steward and the international joint venture with moving to cash basis on December 31, 2023, and an approximate $4.6 million decrease from loan payoffs (including $3.5 million from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024). We also recorded $9.6 million more in the second quarter of 2023 compared to the same period of 2024 as a result of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. These decreases are partially offset by approximately $2 million of interest income from the Prime mortgage loan we received in the second quarter of 2024 as a result of the Prime disposal (further described in Note 3 to the condensed consolidated financial statements), $0.1 million of higher income from annual escalations due to increases in CPI, and $0.4 million of favorable foreign currency fluctuations.
o
Other income – down $16.2 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the quarters ended June 30, 2024 and 2023 totaled $101.4 million and $104.5 million, respectively. This decrease is primarily related to debt principal repayments including paying off the Australian term loan facility in the 2023 second quarter (A$730 million) and the second quarter of 2024 (A$470 million), the 2.550% Senior Unsecured Notes in December 2023, and the British pound sterling secured term loan due 2024 in the 2024 second quarter and paying down a portion of the British pound sterling term loan due 2025 in the second quarter of 2024. The decrease was partially offset by additional interest from our British pound sterling secured term loan due 2034 that closed in May 2024. Overall, our weighted-average interest rate was 4.1% for the quarter ended June 30, 2024, compared to 3.9% for the same period in 2023, as general interest rates have trended higher post the 2023 second quarter and our specific rates have increased due to a credit rating adjustment in March 2023.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the second quarter of 2024 decreased to $102.2 million from $364.4 million in 2023 due to accelerating the amortization of lease intangibles as part of the sale of hospital operations by Steward and re-leasing of five Steward Utah facilities to CommonSpirit in May 2023 (approximately $286 million) and the sale of various properties (including the sale of 11 properties related to the Australia Transaction, eight Prime properties in 2024 and 2023, and the Utah Transaction in 2024). This decrease is partially offset by a $34 million increase in amortization expense in the second quarter of 2024 as a result of our change in the estimated useful life of the in-place lease intangible associated with the Steward master leases that we expect will end well before the contractual term due to the ongoing bankruptcy process.

Property-related

Property-related expenses totaled $7.7 million and $24.7 million for the quarters ended June 30, 2024 and 2023, respectively. Of the property expenses in the second quarter of 2024 and 2023, approximately $4.9 million and $21.1 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and Administrative

General and administrative expenses totaled $35.3 million for the 2024 second quarter, in line with the $35.6 million for the 2023 second quarter. Excluding stock compensation expense (which was favorable in the 2023 second quarter from a change in expected payouts of certain performance awards), general and administrative expenses totaled $26.8 million in the 2024 second quarter, compared to $29.2 million in the same period of the prior year reflecting our ongoing efforts to manage expenses.

Gain on Sale of Real Estate

During the three months ended June 30, 2024, the gain on sale of real estate primarily relates to the sale of five Prime facilities and a 75% interest in five Utah facilities as part of the Utah Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the 2024 second quarter, we recognized $137.4 million of real estate and other impairment charges. Of these charges, approximately $100 million were real estate related due to ongoing re-tenanting and potential selling of properties associated with our cash-basis tenants. The remaining approximately $40 million was non-real estate impairment charges, primarily property taxes and other obligations not paid by our cash-basis tenants.

(Loss) Earnings from Equity Interests

Loss from equity interests was $(401.8) million for the quarter ended June 30, 2024, below the $12.2 million of earnings for the same period in 2023, primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie as further described in Note 3 to the condensed consolidated financial statements.

Debt Refinancing and Unutilized Financing Costs

Debt refinancing and unutilized financing costs were $3.0 million for the second quarter of 2024. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025, both of which are described in more detail in Note 4 to the condensed consolidated financial statements. These costs were $0.8 million for the same period of 2023, as a result of the prepayment on the A$1.2 billion Australian term loan.

Other (Including Fair Value Adjustments on Securities)

Other expense for the second quarter of 2024 was $167.7 million, compared to $10.5 million in the prior year. For 2024, we recognized an approximate $160 million unfavorable non-cash fair value adjustment to our investment in PHP Holdings. The remaining expense in the 2024 second quarter included approximately $11.7 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023, partially offset by a favorable fair value adjustment to our Aevis investment. For 2023, we incurred $2.5 million of expenses associated with responding to defamatory statements previously mentioned, and approximately $8 million of unfavorable non-cash fair value adjustments on our investment in Aevis and other investments marked to fair value during the second quarter of 2023.

With certain investments accounted for at fair value, such as our investment in PHP Holdings, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $14.6 million income tax expense for the three months ended June 30, 2024 is primarily based on the income generated by our investments in the U.K. and Germany, and included a $5 million additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. In comparison, we had a $148.3 million income tax benefit in the second quarter of 2023 primarily based on the $158 million benefit received by entering the U.K. REIT regime.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $253 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Six Months Ended June 30, 2024 Compared to June 30, 2023

Net loss for the six months ended June 30, 2024, was ($1.2) billion, or ($1.99) per share compared to a net loss of ($9.2) million, or ($0.02) per diluted share, for the six months ended June 30, 2023. This decrease in net income is primarily driven by the $693 million of impairment charges and negative fair value adjustments in the first quarter of 2024 primarily related to Steward and the international joint venture and $137.4 million of charges in the 2024 second quarter (all included in "Real estate and other impairment charges, net" line of the condensed consolidated statements of net income). In addition, we had an approximate $360 million unfavorable fair value adjustment to our investment in PHP Holdings in the first six months of 2024 and reflected in "Other (including fair value adjustments on securities), and the $410 million of impairment charges related to our Massachusetts-based partnership in the second quarter of 2024 reflected in "(Loss) earnings from equity interests" line of the condensed consolidated statements of net income, all further described in Note 3 to the condensed consolidated financial statements. These decreases were partially offset by $383 million of gains on real estate sales in the first six months of 2024. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $281.2 million for the first half of 2024, or $0.47 per diluted share, as compared to $507.5 million, or $0.85 per diluted share, for the same period of 2023. This 45% decrease in Normalized FFO is primarily due to lower revenues from Steward moving to the cash basis of accounting on December 31, 2023, higher interest expense, and lower revenues as a result of various disposals in 2023 and 2024.

Revenues

A comparison of revenues for the six months ended June 30, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024	% of Total	2023	% of Total	Year over Year Change
Rent billed	$383,063	71.2%	$495,648	72.1%	(22.7)%
Straight-line rent	83,117	15.5%	17,364	2.5%	378.7%
Income from financing leases	44,034	8.2%	81,663	11.9%	(46.1)%
Interest and other income	27,662	5.1%	92,931	13.5%	(70.2)%
Total revenues	$537,876	100.0%	$687,606	100.0%	(21.8)%

Our total revenues for the first six months of 2024 are down $149.7 million, or 22%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $46.8 million over the prior year, of which approximately $105 million is due to less revenue from our operators on a cash basis in the first half of 2024 as compared to the prior year. The majority of this decline is due to Steward as we recognized $121 million of rent revenue in the 2023 first half (excluding revenue on Utah properties now leased to CommonSpirit), while receiving and recording approximately $30 million of rent revenue in the first half of 2024.

Operating lease revenues in the first six months of 2024 further declined by approximately $60 million due to disposals and other leasing transactions in 2023 and 2024 (including $29 million from the Utah Transaction described in Note 3 to the condensed consolidated financial statements). These decreases are partially offset by approximately $95 million more straight-line rent write-offs in the first half of 2023 compared to the same period of 2024 (related to the Steward and CommonSpirit transaction in 2023 described in Note 3 to the condensed consolidated financial statements); approximately $9 million in incremental revenue from acquisitions in 2023, capital additions, and the commencement of rent on two development properties in 2024; $3.9 million of favorable foreign currency fluctuations; and approximately $10 million from increases in CPI above the contractual minimum escalations in our leases.

•
Income from financing leases – down $37.6 million primarily due to receiving cash of approximately $25 million for rent revenue from Prospect (cash basis tenant) in the first six months of 2024, whereas we recorded $55 million of rent for this tenant in the first six months of 2023. In addition, financing lease income was lower due to a $7.7 million decrease from the disposal of three Prime financing leases in the third quarter of 2023. These decreases were partially offset by a $1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down $65.3 million from the prior year due to the following:
o
Interest from loans – down $47.2 million, primarily due to a $32.6 million decrease in interest income related to Steward and the international joint venture with the move to cash basis on December 31, 2023, and an approximate $9.5 million decrease from loan payoffs (including $5.4 million from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024). We also recorded $9.5 million more in the first half of 2023 compared to the same period of 2024 as a result of the Prospect Transaction as described in Note

3 to the condensed consolidated financial statements. These decreases are partially offset by approximately $2 million of interest income from the Prime mortgage loan we received in the second quarter of 2024 as a result of the Prime disposal (further described in Note 3 to the condensed consolidated financial statements), $1 million of higher income from annual escalations due to increases in CPI, and $1.2 million of favorable foreign currency fluctuations.
o
Other income – down $18.1 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the six months ended June 30, 2024 and 2023 totaled $210.1 million and $202.1 million, respectively. This increase is primarily related to an increase in borrowings on our revolving credit facility on average during the comparable periods that carried higher interest rates (as variable rate debt) compared to the lower fixed interest rates of debt that was repaid in 2023, including the A$730 million Australian term loan facility paid off in the 2023 second quarter and the 2.550% Senior Unsecured Notes paid off in December 2023. We closed on a new British pound sterling secured term loan in May 2024 that also partially contributed to higher interest expense period over period. Overall, our weighted-average interest rate was 4.1% for the six months ended June 30, 2024, compared to 3.8% for the same period in 2023, as general interest rates have trended higher post the 2023 second quarter and our specific rates have increased due to a credit rating adjustment in March 2023.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the first half of 2024 decreased to $177.8 million from $448.3 million in 2023 due to accelerating the amortization of lease intangibles as part of the sale of hospital operations by Steward and re-leasing of five Steward Utah facilities to CommonSpirit in May 2023 (approximately $286 million) and the sale of various properties (including the sale of 11 properties related to the Australia Transaction, eight Prime properties in 2024 and 2023, and the Utah Transaction in 2024). This decrease is partially offset by a $34 million increase in amortization expense in the second quarter of 2024 as a result of our change in the estimated useful life of the in-place lease intangible associated with the Steward master leases that we expect will end well before the contractual term due to the ongoing bankruptcy process.

Property-related

Property-related expenses totaled $12.5 million and $31.8 million for the six months ended June 30, 2024 and 2023, respectively. Of the property expenses in the first half of 2024 and 2023, approximately $7.2 million and $25.3 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and Administrative

General and administrative expenses totaled $68.7 million for the first six months of 2024, compared to $77.3 million for the first six months of 2023. Excluding stock compensation expense, general and administrative expenses totaled $52.5 million in the first half of 2024, compared to $59.1 million in the prior year reflecting our ongoing efforts to manage expenses.

Gain on Sale of Real Estate

During the six months ended June 30, 2024, the gain on sale of real estate primarily related to the disposal of five Prime facilities and a 75% interest in five Utah facilities as part of the Utah Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the first six months of 2024, we recognized $830.5 million of real estate and other impairment charges and fair value adjustments, primarily associated with our investments in Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements. Of these charges, approximately $100 million were real estate related due to ongoing re-tenanting and potentially selling of properties associated with our cash-basis tenants. The remaining $730 million recognized in the first six months of 2024 represents non-real estate impairment charges and unfavorable fair value adjustments associated with our equity and loan investments in Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements, along with ongoing property taxes and other obligations not paid by our cash-basis tenants. In the first six months of 2023, we recorded an $89.5 million net impairment charge, of which $79 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties as more fully described in Note 3 to the condensed consolidated financial statements.

(Loss) Earnings from Equity Interests

Loss from equity interests was ($391.2) million for the six months ended June 30, 2024, compared to $23.6 million of earnings for the same period in 2023, primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie as further described in Note 3 to the condensed consolidated financial statements.

Debt Refinancing and Unutilized Financing Costs

Debt refinancing and unutilized financing costs were $3.0 million for the first six months of 2024. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025, both of which are described in more detail in Note 4 to the condensed consolidated financial statements. These costs were $0.8 million for the same period of 2023, as a result of the prepayment on the A$1.2 billion Australian term loan.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first six months of 2024 was $397.0 million, compared to $15.7 million in the prior year. For 2024, we recognized an approximate $360 million unfavorable fair value adjustment to our investment in PHP Holdings. In addition, we incurred a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $17.6 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023. For 2023, we incurred $10.2 million of expenses associated with responding to defamatory statements previously mentioned, along with approximately $4.3 million of unfavorable non-cash fair value adjustments on our investments marked to fair value during the first six months of 2023.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $25.5 million income tax expense for the six months ended June 30, 2024 is primarily based on the income generated by our investments in the U.K. and Germany, and included $5 million additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. In comparison, we had a $144.7 million income tax benefit in the first half of 2023, which includes a $158 million benefit received by entering the U.K. REIT regime and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the expected sale of our Australia facilities.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $253 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 (in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
FFO information:
Net loss attributable to MPT common stockholders	$(320,635)	$(42,037)	$(1,196,260)	$(9,243)
Participating securities’ share in earnings	(654)	(469)	(654)	(984)
Net loss, less participating securities’ share in earnings	$(321,289)	$(42,506)	$(1,196,914)	$(10,227)
Depreciation and amortization	117,239	382,244	211,482	484,204
Gain on sale of real estate	(384,824)	(167)	(383,401)	(229)
Real estate impairment charges	499,324	—	499,324	52,104
Funds from operations	$(89,550)	$339,571	$(869,509)	$525,852
Write-off of billed and unbilled rent and other	1,188	95,642	3,005	135,268
Other impairment charges, net	48,885	—	741,973	—
Litigation and other	11,738	2,502	17,608	10,228
Share-based compensation adjustments	—	(4,363)	—	(4,363)
Non-cash fair value adjustments	159,247	8,374	380,523	4,253
Tax rate changes and other	4,895	(157,230)	4,588	(164,535)
Debt refinancing and unutilized financing costs	2,964	816	2,964	816
Normalized funds from operations	$139,367	$285,312	$281,152	$507,519
Per diluted share data:
Net loss, less participating securities’ share in earnings	$(0.54)	$(0.07)	$(1.99)	$(0.02)
Depreciation and amortization	0.20	0.64	0.35	0.81
Gain on sale of real estate	(0.64)	—	(0.64)	—
Real estate impairment charges	0.83	—	0.83	0.09
Funds from operations	$(0.15)	$0.57	$(1.45)	$0.88
Write-off of billed and unbilled rent and other	—	0.16	0.01	0.23
Other impairment charges, net	0.08	—	1.24	—
Litigation and other	0.02	—	0.03	0.01
Share-based compensation adjustments	—	—	—	—
Non-cash fair value adjustments	0.27	0.01	0.63	—
Tax rate changes and other	0.01	(0.26)	0.01	(0.27)
Debt refinancing and unutilized financing costs	—	—	—	—
Normalized funds from operations	$0.23	$0.48	$0.47	$0.85

LIQUIDITY AND CAPITAL RESOURCES

2024 Cash Flow Activity

During the first six months of 2024, we generated approximately $110 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition to operating cash flows, we received approximately $1.5 billion during the first half of 2024 from the Utah Transaction and the sale of five Prime properties (as further discussed in Note 3 to the condensed consolidated financial statements), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our dividends of $183 million, approximately $316 million of new loans (including $215 million of advances to Steward, on a secured basis, in order to protect our investments in Steward (see Note 3 to the condensed consolidated financial statements for further discussion)), pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024.

See below for further details of these transactions along with additional liquidity activity in the first half of 2024:

•
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan due December 31, 2024;
•
we completed the Utah Transaction (as discussed in Note 3 to the condensed consolidated financial statements) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and reduced the outstanding balance on our revolving credit facility;
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

On May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us. We used the majority of the net proceeds of the facility to pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million);

•
in May 2024, both S&P Global Ratings and Moody's downgraded our corporate ratings. These ratings declining could have a negative impact on us in the form of higher interest rates on any new or amended debt instruments we may enter into in the future; and
•
primarily as a result of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our at-the-market ("ATM") program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for public offerings, such avenues are less expeditious and efficient than a shelf registration statement on Form S-3. See "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, for additional information.

Subsequent to June 30, 2024, we sold eight properties to Dignity Health for approximately $160 million of proceeds which will be used to reduce debt and for general corporate purposes.

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 (the “Amendments”) to (i) reduce our maximum borrowing in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined below) and then to 225 basis points after the Modified Covenant Period, and (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds).

The Amendments also amended certain covenants including increasing the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and decreasing the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. The Amendments are effective as of June 30, 2024 and will continue in effect through and including September 30, 2025, unless earlier terminated by us (the “Modified Covenant Period”) at which point the credit agreement provides that covenants will automatically reset to their prior levels. In addition, the Amendments reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds, which change has permanent effect. The Amendments also limit the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the Amendments do not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

As of June 30, 2024, with the effect of only the amendment to permanently reduce the minimum consolidated net worth covenant, we are in compliance with all such financial and operating covenants. We expect to continue to comply with our debt covenants including the reset leverage and interest coverage requirements after the end of the Modified Covenant Period by reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, and other access to capital. We may also seek to extend the Modified Covenant Period; however, no assurances can be made that such extensions will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

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
b)
received $389 million of loan principal proceeds, including approximately $200 million from the Lifepoint Transaction, $100 million from Steward after the completion of their sale of hospital operations in our Utah properties to CHIC, and CHF 60 million from the payoff of a loan by Infracore; and
c)
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

However, with increasing interest rates, loss of a substantial portion of cash rent and interest from Steward, and $1.3 billion of debt coming due within the next twelve months (post subsequent event activity discussed earlier), we have looked to other initiatives to improve cash flows including:

•
through August 6, 2024, we have raised more than $2.5 billion of liquidity (as previously discussed above under "2024 Cash Flow Activity") comfortably exceeding our initial full year liquidity target of $2.0 billion;
•
completing the binding sale of three Connecticut facilities to Yale New Haven with a contract price of $355 million, which such sale has been approved by the state of Connecticut's Office of Health Strategy;
•
extending the maturity of existing term loans; and
•
managing the form (cash or stock) and amount of our dividend requirements in line with the credit facility amendment dated August 6, 2024 and REIT requirements.

We believe these initiatives, along with liquidity of approximately $1.2 billion (including cash on-hand and availability under our $1.28 billion revolving credit facility) at August 6, 2024, routine cash receipts of rent and interest, and the $100 million due from Prime in 2024, can fund our short-term liquidity requirements.

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

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.2 billion at August 6, 2024, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities (as outlined below), we may need to look to other sources, which may include one or a combination of the following:

•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements and credit facility covenants, as amended on August 6, 2024;
•
further property sales or joint ventures, including the completion of the binding sale of three Connecticut facilities to Yale with a contract price of $355 million;
•
monetizing our investment in operators, including our investment in PHP Holdings;
•
entering into new secured loans on real estate;
•
extending the maturity of existing term loans;
•
identifying and implementing cost reduction opportunities;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful. As a result of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new shelf registration statement on Form S-3 or access our existing registration statement on Form S-3 for sales of securities, including under our ATM program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for public offerings, such avenues are less expeditious and efficient than a shelf registration statement on Form S-3. See "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of August 6, 2024 are as follows (in thousands):

2024	$—
2025	1,301,665
2026	2,275,309
2027	1,600,000
2028	761,460
Thereafter	3,445,468
Total	$9,383,902

Contractual Commitments

We presented our contractual commitments in our 2023 Annual Report on Form 10-K and provided an update in our Quarterly Report on Form 10-Q for the period ended March 31, 2024. Except for the changes noted below, there have been no significant changes through August 6, 2024.

The following table updates our contractual commitments schedule as of August 6, 2024 (in thousands):

Contractual Commitments	2024(1)	2025	2026	2027	2028	Thereafter	Total
British pound sterling term loan	$12,751	$756,262	$—	$—	$—	$—	$769,013
Revolving credit facility	20,260	46,761	615,798	—	—	—	682,819
(1)
This column represents obligations post August 6, 2024.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended June 30, 2024:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2024, our outstanding debt totaled $9.4 billion, which consisted of fixed-rate debt of approximately $8.5 billion (after considering interest rate swaps in-place) and variable rate debt of $0.9 billion. If market interest rates increase by 10% on our fixed rate debt, the fair value of our debt at June 30, 2024 would decrease by approximately $197.5 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.6 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.6 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.9 billion, the balance of such variable rate debt at June 30, 2024.

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

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$10,268	$20,139	$21,848
Euro (€)	1,341	5,949	6,446
Swiss franc (CHF)	296	2,176	2,866
Colombian peso (COP)	74	152	1,006

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 9 “Commitments and Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to any particular lawsuit because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

Item 1A. Risk Factors.

Other than the risk factors disclosed on pages 41 and 42 in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, there have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2024:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1-April 30, 2024	517	$4.93	—	$—
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*

Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 12, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 9, 2024