Form 10-Q
period 2024-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2024-11-12
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, Medical Properties Trust, Inc. had 600.4 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2024 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,653,954	$13,237,187
Investment in financing leases	1,184,992	1,231,630
Real estate held for sale	85,000	—
Mortgage loans	298,221	309,315
Gross investment in real estate assets	13,222,167	14,778,132
Accumulated depreciation and amortization	(1,423,702)	(1,407,971)
Net investment in real estate assets	11,798,465	13,370,161
Cash and cash equivalents	275,616	250,016
Interest and rent receivables	35,142	45,059
Straight-line rent receivables	685,742	635,987
Investments in unconsolidated real estate joint ventures	1,242,772	1,474,455
Investments in unconsolidated operating entities	508,227	1,778,640
Other loans	155,889	292,615
Other assets	534,303	457,911
Total Assets	$15,236,156	$18,304,844
Liabilities and Equity
Liabilities
Debt, net	$9,215,751	$10,064,236
Accounts payable and accrued expenses	418,339	412,178
Deferred revenue	24,332	37,962
Obligations to tenants and other lease liabilities	136,635	156,603
Total Liabilities	9,795,057	10,670,979
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,229 shares at September 30, 2024 and 598,991 shares at December 31, 2023	600	599
Additional paid-in capital	8,578,355	8,560,309
Retained deficit	(3,197,505)	(971,809)
Accumulated other comprehensive income	57,114	42,501
Total Medical Properties Trust, Inc. stockholders’ equity	5,438,564	7,631,600
Non-controlling interests	2,535	2,265
Total Equity	5,441,099	7,633,865
Total Liabilities and Equity	$15,236,156	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues
Rent billed	$169,721	$229,306	$552,784	$724,954
Straight-line rent	36,602	21,511	119,719	38,875
Income from financing leases	9,798	26,066	53,832	107,729
Interest and other income	9,706	29,693	37,368	122,624
Total revenues	225,827	306,576	763,703	994,182
Expenses
Interest	106,243	106,709	316,358	308,833
Real estate depreciation and amortization	204,875	77,802	382,701	526,065
Property-related	4,994	6,483	17,475	38,269
General and administrative	36,625	38,110	105,300	115,438
Total expenses	352,737	229,104	821,834	988,605
Other (expense) income
Gain (loss) on sale of real estate	91,795	(20)	475,196	209
Real estate and other impairment charges, net	(607,922)	(3,750)	(1,438,429)	(93,288)
Earnings (loss) from equity interests	21,643	11,264	(369,565)	34,840
Debt refinancing and unutilized financing (costs) benefit	(713)	862	(3,677)	46
Other (including fair value adjustments on securities)	(169,790)	41,125	(566,821)	25,447
Total other (expense) income	(664,987)	49,481	(1,903,296)	(32,746)

(Loss) income before income tax	(791,897)	126,953	(1,961,427)	(27,169)
Income tax (expense) benefit	(9,032)	(10,058)	(34,538)	134,661

Net (loss) income	(800,929)	116,895	(1,995,965)	107,492
Net income attributable to non-controlling interests	(234)	(185)	(1,458)	(25)
Net (loss) income attributable to MPT common stockholders	$(801,163)	$116,710	$(1,997,423)	$107,467

Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(1.34)	$0.19	$(3.33)	$0.18

Weighted average shares outstanding — basic	600,229	598,444	600,197	598,363
Weighted average shares outstanding — diluted	600,229	598,553	600,197	598,406

Dividends declared per common share	$0.08	$0.15	$0.38	$0.73

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income	$(800,929)	$116,895	$(1,995,965)	$107,492
Other comprehensive (loss) income:
Unrealized loss on interest rate hedges, net of tax	(9,823)	(12,440)	(16,099)	(9,845)
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	(13,349)	—	(17,354)	(28,553)
Foreign currency translation gain (loss)	114,196	(54,018)	48,066	34,570
Reclassification of foreign currency translation loss from AOCI to earnings	—	—	—	3,234
Total comprehensive (loss) income	(709,905)	50,437	(1,981,352)	106,898
Comprehensive income attributable to non-controlling interests	(234)	(185)	(1,458)	(25)
Comprehensive (loss) income attributable to MPT common stockholders	$(710,139)	$50,252	$(1,982,810)	$106,873

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367
Net (loss) income	—	—	—	—	—	(320,635)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	—	—	(7,588)	—	(7,588)
Stock vesting and amortization of stock-based compensation	—	—	270	—	7,013	—	—	—	7,013
Stock vesting - satisfaction of tax withholdings	—	—	(517)	—	(2,550)	—	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(349)	(349)
Dividends declared ($0.30 per common share)	—	—	—	—	—	(180,673)	—	—	(180,673)
Balance at June 30, 2024	—	$—	600,057	$600	$8,571,662	$(2,348,170)	$(33,910)	$2,895	$6,193,077
Net (loss) income	—	—	—	—	—	(801,163)	—	234	(800,929)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(9,823)	—	(9,823)
Reclassification of interest rate hedges gain to earnings, net of tax	—	—	—	—	—	—	(13,349)	—	(13,349)
Foreign currency translation gain	—	—	—	—	—	—	114,196	—	114,196
Stock vesting and amortization of stock-based compensation	—	—	266	—	7,112	—	—	—	7,112
Stock vesting - satisfaction of tax withholdings	—	—	(94)	—	(419)	—	—	—	(419)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(594)	(594)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,172)	—	—	(48,172)
Balance at September 30, 2024	—	$—	600,229	$600	$8,578,355	$(3,197,505)	$57,114	$2,535	$5,441,099

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net income	—	—	—	—	—	32,794	—	236	33,030
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	—	—	28,143	—	28,143
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Stock vesting and amortization of stock-based compensation	—	—	1,325	1	11,828	—	—	—	11,829
Stock vesting - satisfaction of tax withholdings	—	—	(499)	—	(5,554)	—	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(231)	(231)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(174,492)	—	—	(174,492)
Balance at March 31, 2023	—	$—	598,302	$598	$8,541,414	$(25,413)	$(74,919)	$1,574	$8,443,254
Net loss	—	—	—	—	—	(42,037)	—	(396)	(42,433)
Unrealized gain on interest rate hedges, net of tax	—	—	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	3,234	—	3,234
Stock vesting and amortization of stock-based compensation	—	—	59	—	6,437	—	—	—	6,437
Stock vesting - satisfaction of tax withholdings	—	—	(17)	—	(16)	—	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(276)	(276)
Dividends declared ($0.29 per common share)	—	—	—	—	—	(173,851)	—	—	(173,851)
Balance at June 30, 2023	—	$—	598,344	$598	$8,547,835	$(241,301)	$6,680	$902	$8,314,714
Net income	—	—	—	—	—	116,710	—	185	116,895
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(12,440)	—	(12,440)
Foreign currency translation loss	—	—	—	—	—	—	(54,018)	—	(54,018)
Stock vesting and amortization of stock-based compensation	—	—	156	—	11,453	—	—	—	11,453
Stock vesting - satisfaction of tax withholdings	—	—	(56)	—	(520)	—	—	—	(520)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(200)	(200)
Dividends declared ($0.15 per common share)	—	—	—	—	—	(90,467)	—	—	(90,467)
Balance at September 30, 2023	—	$—	598,444	$598	$8,558,768	$(215,058)	$(59,778)	$887	$8,285,417

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(1,995,965)	$107,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	387,545	536,200
Amortization of deferred financing costs and debt discount	12,266	11,978
Straight-line rent revenue and other	(127,326)	(174,202)
Stock-based compensation	30,581	29,719
Gain on sale of real estate	(475,196)	(209)
Real estate and other impairment charges, net	1,438,429	93,288
Equity interest real estate impairment	410,790	—
Straight-line rent and other write-off	2,846	150,576
Debt refinancing and unutilized financing costs (benefit)	3,677	(46)
Tax rate changes and other	4,596	(164,535)
Non-cash fair value adjustments	511,472	(42,562)
Non-cash revenue from debt and equity securities received	—	(81,706)
Other adjustments	12,406	15,062
Changes in:
Interest and rent receivables	4,147	(100,384)
Other assets	(18,884)	(6,701)
Accounts payable and accrued expenses	(20,869)	(6,279)
Deferred revenue	(11,719)	2,677
Net cash provided by operating activities	168,796	370,368
Investing activities
Acquisitions and other related investments	(105,618)	(235,187)
Net proceeds from sale of real estate	1,761,661	589,420
Proceeds received from sale and repayment of loans receivable	214,416	499,549
Investment in loans receivable	(392,241)	(220,223)
Construction in progress and other	(63,535)	(80,708)
Proceeds from sale and return of equity investments	11,656	12,430
Capital additions and other investments, net	(199,735)	(217,940)
Net cash provided by investing activities	1,226,604	347,341
Financing activities
Proceeds from term debt	804,188	—
Payments of term debt	(662,968)	(533,864)
Revolving credit facility, net	(1,119,312)	426,515
Dividends paid	(272,909)	(524,155)
Lease deposits and other obligations to tenants	(726)	7,752
Stock vesting - satisfaction of tax withholdings	(3,252)	(6,090)
Other financing activities, payment of debt refinancing, and deferred financing costs	(124,595)	12,243
Net cash used for financing activities	(1,379,574)	(617,599)
Increase in cash, cash equivalents, and restricted cash for period	15,826	100,110
Effect of exchange rate changes	7,969	4,238
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$279,747	$345,886
Interest paid	$349,608	$322,006
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	—	722,814
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,172	$90,467
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$275,616	$340,058
Restricted cash, included in Other assets	4,131	5,828
	$279,747	$345,886

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,653,954	$13,237,187
Investment in financing leases	1,184,992	1,231,630
Real estate held for sale	85,000	—
Mortgage loans	298,221	309,315
Gross investment in real estate assets	13,222,167	14,778,132
Accumulated depreciation and amortization	(1,423,702)	(1,407,971)
Net investment in real estate assets	11,798,465	13,370,161
Cash and cash equivalents	275,616	250,016
Interest and rent receivables	35,142	45,059
Straight-line rent receivables	685,742	635,987
Investments in unconsolidated real estate joint ventures	1,242,772	1,474,455
Investments in unconsolidated operating entities	508,227	1,778,640
Other loans	155,889	292,615
Other assets	534,303	457,911
Total Assets	$15,236,156	$18,304,844
Liabilities and Capital
Liabilities
Debt, net	$9,215,751	$10,064,236
Accounts payable and accrued expenses	369,777	318,980
Deferred revenue	24,332	37,962
Obligations to tenants and other lease liabilities	136,635	156,603
Payable due to Medical Properties Trust, Inc.	48,172	92,808
Total Liabilities	9,794,667	10,670,589
Capital
General Partner — issued and outstanding — 6,004 units at September 30, 2024 and 5,991 units at December 31, 2023	53,893	75,969
Limited Partners — issued and outstanding — 594,225 units at September 30, 2024 and 593,000 units at December 31, 2023	5,327,947	7,513,520
Accumulated other comprehensive income	57,114	42,501
Total MPT Operating Partnership, L.P. capital	5,438,954	7,631,990
Non-controlling interests	2,535	2,265
Total Capital	5,441,489	7,634,255
Total Liabilities and Capital	$15,236,156	$18,304,844

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2024	2023	2024	2023
Revenues
Rent billed	$169,721	$229,306	$552,784	$724,954
Straight-line rent	36,602	21,511	119,719	38,875
Income from financing leases	9,798	26,066	53,832	107,729
Interest and other income	9,706	29,693	37,368	122,624
Total revenues	225,827	306,576	763,703	994,182
Expenses
Interest	106,243	106,709	316,358	308,833
Real estate depreciation and amortization	204,875	77,802	382,701	526,065
Property-related	4,994	6,483	17,475	38,269
General and administrative	36,625	38,110	105,300	115,438
Total expenses	352,737	229,104	821,834	988,605
Other (expense) income
Gain (loss) on sale of real estate	91,795	(20)	475,196	209
Real estate and other impairment charges, net	(607,922)	(3,750)	(1,438,429)	(93,288)
Earnings (loss) from equity interests	21,643	11,264	(369,565)	34,840
Debt refinancing and unutilized financing (costs) benefit	(713)	862	(3,677)	46
Other (including fair value adjustments on securities)	(169,790)	41,125	(566,821)	25,447
Total other (expense) income	(664,987)	49,481	(1,903,296)	(32,746)

(Loss) income before income tax	(791,897)	126,953	(1,961,427)	(27,169)
Income tax (expense) benefit	(9,032)	(10,058)	(34,538)	134,661

Net (loss) income	(800,929)	116,895	(1,995,965)	107,492
Net income attributable to non-controlling interests	(234)	(185)	(1,458)	(25)
Net (loss) income attributable to MPT Operating Partnership partners	$(801,163)	$116,710	$(1,997,423)	$107,467

Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(1.34)	$0.19	$(3.33)	$0.18

Weighted average units outstanding — basic	600,229	598,444	600,197	598,363
Weighted average units outstanding — diluted	600,229	598,553	600,197	598,406

Dividends declared per unit	$0.08	$0.15	$0.38	$0.73

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income	$(800,929)	$116,895	$(1,995,965)	$107,492
Other comprehensive (loss) income:
Unrealized loss on interest rate hedges, net of tax	(9,823)	(12,440)	(16,099)	(9,845)
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	(13,349)	—	(17,354)	(28,553)
Foreign currency translation gain (loss)	114,196	(54,018)	48,066	34,570
Reclassification of foreign currency translation loss from AOCI to earnings	—	—	—	3,234
Total comprehensive (loss) income	(709,905)	50,437	(1,981,352)	106,898
Comprehensive income attributable to non-controlling interests	(234)	(185)	(1,458)	(25)
Comprehensive (loss) income attributable to MPT Operating Partnership partners	$(710,139)	$50,252	$(1,982,810)	$106,873

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757
Net (loss) income	—	(3,206)	—	(317,429)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	(7,588)	—	(7,588)
Unit vesting and amortization of unit-based compensation	3	70	267	6,943	—	—	7,013
Unit vesting - satisfaction of tax withholdings	(5)	(25)	(512)	(2,525)	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	(349)	(349)
Distributions declared ($0.30 per unit)	—	(1,807)	—	(178,866)	—	—	(180,673)
Balance at June 30, 2024	6,002	$62,320	594,055	$6,162,162	$(33,910)	$2,895	$6,193,467
Net (loss) income	—	(8,012)	—	(793,151)	—	234	(800,929)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(9,823)	—	(9,823)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(13,349)	—	(13,349)
Foreign currency translation gain	—	—	—	—	114,196	—	114,196
Unit vesting and amortization of unit-based compensation	3	71	263	7,041	—	—	7,112
Unit vesting - satisfaction of tax withholdings	(1)	(4)	(93)	(415)	—	—	(419)
Distributions to non-controlling interests	—	—	—	—	—	(594)	(594)
Distributions declared ($0.08 per unit)	—	(482)	—	(47,690)	—	—	(48,172)
Balance at September 30, 2024	6,004	$53,893	594,225	$5,327,947	$57,114	$2,535	$5,441,489

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net income	—	328	—	32,466	—	236	33,030
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(15,325)	—	(15,325)
Foreign currency translation gain	—	—	—	—	28,143	—	28,143
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Unit vesting and amortization of unit-based compensation	13	118	1,312	11,711	—	—	11,829
Unit vesting - satisfaction of tax withholdings	(5)	(56)	(494)	(5,498)	—	—	(5,554)
Distributions to non-controlling interests	—	—	—	—	—	(231)	(231)
Distributions declared ($0.29 per unit)	—	(1,745)	—	(172,747)	—	—	(174,492)
Balance at March 31, 2023	5,984	$85,244	592,318	$8,431,745	$(74,919)	$1,574	$8,443,644
Net loss	—	(420)	—	(41,617)	—	(396)	(42,433)
Unrealized gain on interest rate hedges, net of tax	—	—	—	—	17,920	—	17,920
Foreign currency translation gain	—	—	—	—	60,445	—	60,445
Reclassification of foreign currency translation loss to earnings	—	—	—	—	3,234	—	3,234
Unit vesting and amortization of unit-based compensation	1	64	58	6,373	—	—	6,437
Unit vesting - satisfaction of tax withholdings	—	—	(17)	(16)	—	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(276)	(276)
Distributions declared ($0.29 per unit)	—	(1,739)	—	(172,112)	—	—	(173,851)
Balance at June 30, 2023	5,985	$83,149	592,359	$8,224,373	$6,680	$902	$8,315,104
Net income	—	1,167	—	115,543	—	185	116,895
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(12,440)	—	(12,440)
Foreign currency translation loss	—	—	—	—	(54,018)	—	(54,018)
Unit vesting and amortization of unit-based compensation	2	115	154	11,338	—	—	11,453
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(55)	(515)	—	—	(520)
Distributions to non-controlling interests	—	—	—	—	—	(200)	(200)
Distributions declared ($0.15 per unit)	—	(905)	—	(89,562)	—	—	(90,467)
Balance at September 30, 2023	5,986	$83,521	592,458	$8,261,177	$(59,778)	$887	$8,285,807

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
	(In thousands)
Operating activities
Net (loss) income	$(1,995,965)	$107,492
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	387,545	536,200
Amortization of deferred financing costs and debt discount	12,266	11,978
Straight-line rent revenue and other	(127,326)	(174,202)
Unit-based compensation	30,581	29,719
Gain on sale of real estate	(475,196)	(209)
Real estate and other impairment charges, net	1,438,429	93,288
Equity interest real estate impairment	410,790	—
Straight-line rent and other write-off	2,846	150,576
Debt refinancing and unutilized financing costs (benefit)	3,677	(46)
Tax rate changes and other	4,596	(164,535)
Non-cash fair value adjustments	511,472	(42,562)
Non-cash revenue from debt and equity securities received	—	(81,706)
Other adjustments	12,406	15,062
Changes in:
Interest and rent receivables	4,147	(100,384)
Other assets	(18,884)	(6,701)
Accounts payable and accrued expenses	(20,869)	(6,279)
Deferred revenue	(11,719)	2,677
Net cash provided by operating activities	168,796	370,368
Investing activities
Acquisitions and other related investments	(105,618)	(235,187)
Net proceeds from sale of real estate	1,761,661	589,420
Proceeds received from sale and repayment of loans receivable	214,416	499,549
Investment in loans receivable	(392,241)	(220,223)
Construction in progress and other	(63,535)	(80,708)
Proceeds from sale and return of equity investments	11,656	12,430
Capital additions and other investments, net	(199,735)	(217,940)
Net cash provided by investing activities	1,226,604	347,341
Financing activities
Proceeds from term debt	804,188	—
Payments of term debt	(662,968)	(533,864)
Revolving credit facility, net	(1,119,312)	426,515
Distributions paid	(272,909)	(524,155)
Lease deposits and other obligations to tenants	(726)	7,752
Unit vesting - satisfaction of tax withholdings	(3,252)	(6,090)
Other financing activities, payment of debt refinancing, and deferred financing costs	(124,595)	12,243
Net cash used for financing activities	(1,379,574)	(617,599)
Increase in cash, cash equivalents, and restricted cash for period	15,826	100,110
Effect of exchange rate changes	7,969	4,238
Cash, cash equivalents, and restricted cash at beginning of period	255,952	241,538
Cash, cash equivalents, and restricted cash at end of period	$279,747	$345,886
Interest paid	$349,608	$322,006
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	—	722,814
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$48,172	$90,467
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668
Restricted cash, included in Other assets	5,936	5,870
	$255,952	$241,538
End of period:
Cash and cash equivalents	$275,616	$340,058
Restricted cash, included in Other assets	4,131	5,828
	$279,747	$345,886

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2024, we have investments in 402 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities. We manage our business as a single business segment.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

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

Variable Interest Entities

At September 30, 2024, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at September 30, 2024 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$201,526	Investments in Unconsolidated Operating Entities	$201,526
Loans, net	141,464	Mortgage and other loans	141,544
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of September 30, 2024, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Recent Accounting Developments

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are finalizing our assessment of the impact of adopting this standard and expect to have additional disclosures in our Form 10-K for the year ended December 31, 2024.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated by domestic and foreign, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We plan to adopt and include the necessary additional required disclosures in our filings in 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03") to improve the disclosures about a public company's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.

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

2024 Activity

Utah Transaction

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Utah partnership") with an institutional asset manager (the "Fund"), which we call the Utah Transaction, and we recognized a gain on real estate of approximately $380 million, partially offset by a $20 million write-off of unbilled straight-line rent receivables. We retained an approximately 25% interest in the Utah partnership valued initially at approximately $108 million, which is being accounted for on the equity method on a quarterly lag basis and included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets. The Fund purchased an approximate 75% interest for $886 million. In conjunction with this transaction closing, the Utah partnership placed new non-recourse secured financing, providing $190 million of additional cash to us. In total, the Utah Transaction generated $1.1 billion of cash to us.

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

Development Activities

See table below for a status summary of our current development projects (in thousands):

Property	Commitment	Costs Incurred as of September 30, 2024	Estimated Rent Commencement Date
IMED Hospitales ("IMED") (Spain)	$38,974	$31,445	3Q 2025
IMED (Spain)	53,427	21,594	3Q 2026
	$92,401	$53,039

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, on a combined basis, we have spent approximately $400 million through September 30, 2024.

Separately, on the Norwood redevelopment, we recovered cash in November 2024 that was in excess of our recovery receivable (included in "Other assets" in the condensed consolidated balance sheets), resulting in a $24 million additional recovery in the 2024 third quarter.

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

Disposals

2024 Activity

During the first nine months of 2024, we had the following disposal activities:

•
See Utah Transaction above for a discussion of the five Utah hospitals sold on April 12, 2024.
•
On April 9, 2024, we sold five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan (which was fully repaid on August 29, 2024). This transaction resulted in a gain on real estate of approximately $53 million, partially offset by a non-cash straight-line rent write-off of approximately $30 million. As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4%, and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties at September 30, 2024. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).
•
On July 23, 2024, we sold the 50-bed Arizona General Hospital in Mesa, Arizona and seven freestanding emergency departments to Dignity Health ("Dignity") for $160 million. This sale resulted in a gain on real estate of approximately $85 million, partially offset by a non-cash straight-line rent write-off of approximately $20 million.
•
On August 14, 2024, we sold 11 freestanding emergency departments to UCHealth for $86 million. This sale resulted in a gain on real estate of approximately $40 million, partially offset by a non-cash straight-line rent write-off of approximately $16 million.
•
As a result of the Company’s global settlement with Steward Health Care System ("Steward") approved by the bankruptcy court on September 18, 2024 (as discussed further under "Leasing Operations (Lessor)" under this same Note 3), we agreed to sell three facilities located in Florida ("Space Coast" properties) to Orlando Health. As such, we designated these properties as held for sale at September 30, 2024 and adjusted the value of our investment, after considering the provisions of the settlement agreement, to $45 million, equal to fair value less cost to sell.
•
In the third quarter of 2024, Pajaro Valley Healthcare District Corporation notified us of their intent to exercise their purchase option on the Watsonville facility. As such, we designated this property as held for sale at September 30, 2024 under a sales-type lease. This transaction, which closed on October 31, 2024, resulted in an approximate $4 million gain in the third quarter of 2024.
•
During the first nine months of 2024, we also completed the sale of four other facilities and two ancillary facilities for approximately $9 million, resulting in a loss on real estate of approximately $2 million.

Summary of Operations for Disposed (or to be Disposed) Assets in 2024

The following represents the operating results from the five properties sold as part of the Utah Transaction, the five Prime properties sold in April 2024, the eight properties sold to Dignity Health, the 11 properties sold to UCHealth, and the properties designated as held for sale at September 30, 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues(1)	$5,305	$64,318	$67,672	$106,435
Real estate depreciation and amortization(2)	(10,429)	(12,101)	(24,213)	(324,720)
Property-related expenses	134	(600)	(4,017)	(6,252)
Real estate impairment charges(3)	(129,159)	—	(129,159)	—
Other income (expense)(4)	91,728	(29)	476,999	(77)
(Expense) income from real estate dispositions, net	$(42,421)	$51,588	$387,282	$(224,614)
(1)
The nine month 2023 column includes an approximate $95 million write-off of straight-line rent receivables related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(2)
The nine month 2023 column includes approximately $286 million of lease intangible amortization acceleration related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(3)
Includes the charge associated with the three Space Coast facilities in the third quarter of 2024 due to the global settlement reached with Steward and its lenders.
(4)
The 2024 columns include approximately $24 million of gains (net of approximately $16 million write-off of straight line receivables) related to the UCHealth disposal and $65 million of gains (net of approximately $20 million write-off of straight-line rent receivables) related to the Dignity disposal. In addition, the nine month 2024 column includes $360 million of gains (net of approximately $20 million write-off of straight-line rent receivables) related to the Utah Transaction and $23 million of gains (net of $30 million write-off of straight-line rent receivables) related to the sale of five Prime properties.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At September 30, 2024, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest facilities that are accounted for as direct financing leases and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Minimum lease payments receivable	$596,274	$611,669
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(553,772)	(571,059)
Net investment in direct financing leases	246,320	244,428
Other financing leases (net of allowance for credit loss)	938,672	987,202
Total investment in financing leases	$1,184,992	$1,231,630

Other Leasing Activities

At September 30, 2024, our vacant properties represent less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

Steward Health Care System

As discussed in previous filings, Steward has experienced significant operational and liquidity challenges and filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 11, 2024, the bankruptcy court entered an interim order approving a global settlement between Steward, its lenders, the unsecured creditors committee, and the Company. The interim order was made final by the bankruptcy court on September 18, 2024. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties, allowing us to begin the process of re-tenanting or selling these properties; and c) a full release of claims against us from all parties. In return, we agreed to provide $395 million to the Steward estate from the proceeds of the sale of the Space Coast properties along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment.

With this global settlement, our relationship with Steward effectively ends with no remaining Steward exposure on our condensed consolidated balance sheets at September 30, 2024, other than from the re-tenanting or selling of formerly leased Steward properties that are currently not under lease.

In regard to our real estate partnership with Macquarie Asset Management (“Macquarie”), the bankruptcy court approved the termination of the partnership’s master lease with Steward during the 2024 third quarter. In addition, we and Macquarie entered into an agreement with the mortgage lender of the partnership to transition the eight Massachusetts properties to them along with cash proceeds of approximately $40 million (representing our share), in return for full payment of the underlying mortgage debt and a release of claims against each party.

Impairment Charges

Due to the events discussed above, we recorded real estate and other impairment charges, net of approximately $600 million and $1.6 billion for the three and nine months ended September 30, 2024, which included the following (in millions):

Description	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Working capital and other loans	$425	$787
Real estate, primarily Space Coast facilities	180	277
Investment in Massachusetts partnership(1)	—	445
9.9% equity investment in Steward	—	36
Property taxes, insurance and other, net	(2)	18
Total real estate and other impairment charges, net	$603	$1,563
(1)
$410 million of this charge was recorded in the "Earnings (loss) from equity interests" line of our condensed consolidated statements of net income.

In addition with the lease termination discussed above, we accelerated the amortization on the related in-place lease intangibles resulting in $115 million and $149 million of amortization expense in the three and nine months ended September 30, 2024 as reflected in the real estate depreciation and amortization line of our condensed consolidated statements of net income.

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement, we reached definitive agreements with five operators (Healthcare Systems of America, Honor Health, Insight Health, Quorum Health, and College Health) to lease 17 of these facilities during and shortly after the quarter ending September 30, 2024. Excluding the two developments, the remaining four properties (with a net book value of less than 1% of our total assets) are in various stages of being re-tenanted or sold.

Other Activity

During 2024, we received and recorded rent and interest revenue from Steward of $10 million and $40 million for the three and nine months ended September 30, 2024, respectively. In addition, we were benefited from rent paid by Steward to the Massachusetts partnership of $76 million ($38 million representing our share) for the nine months ended September 30, 2024.

Subsequent to September 30, 2024, the sale of the Space Coast properties to Orlando Health was completed, and the Steward bankruptcy estate retained $395 million of the approximately $440 million total proceeds as discussed above.

Prospect

We lease real estate assets to Prospect in California and Connecticut and have a mortgage loan secured by four properties in Pennsylvania. Our total real estate investment is approximately $1 billion at September 30, 2024. Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis versus our normal accrual method. In the first nine months of 2024, we recognized approximately $25 million of revenue representing cash received for rents on our California properties. In addition, we received and recorded approximately $3.8 million of interest on the asset-backed loan in 2024. However, Prospect did not make any scheduled rent or interest payments in the 2024 third quarter, resulting in no revenue recorded in the period. Although we believe our remaining real estate and asset-backed loan investments are recoverable at September 30, 2024, no assurances can be given that a future impairment will not be needed, particularly if Prospect's east coast operations do not improve or are not sold timely and they continue to miss scheduled rent and interest payments.

In regard to PHP Holdings, we account for our investment (both the equity investment and convertible loan) using the fair value option method. Prospect and its investment bankers continued to work through the sale process during and subsequent to the end of the period, resulting in a binding agreement with Astrana Health on November 8, 2024, as further described in Note 10 to the condensed consolidated financial statements. Based on our consideration of information in the purchase agreement, along with consultations with our third party appraisers, we recorded an additional approximate $134 million unfavorable fair value adjustment in the third quarter of 2024 (total unfavorable fair value adjustment in 2024 of $498 million), resulting in a total investment in PHP Holdings of approximately $200 million at September 30, 2024. Each quarter, we mark such investment to fair value as more fully described in Note 7 to the condensed consolidated financial statements.

Pipeline Health System

On October 2, 2022, Pipeline Health System ("Pipeline") filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's lease of our California assets remained in place, and we were repaid on February 7, 2023, for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. As part of the settlement, we deferred approximately $6 million, or approximately 30%, of rent in 2023 to be paid in 2024 with interest. As of September 30, 2024, Pipeline is current on their monthly base rent obligations per the terms of the lease, and we hold a rent deposit that more than covers the remaining $5 million of unpaid deferred rent.

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

Other Tenant Matters

In the 2023 third quarter, we moved to the cash basis of accounting for a tenant that comprised approximately 1% of our total assets due to declines in operating results. As a result, we recorded a $49 million charge to reserve billed and straight-line rent receivables. During the 2024 third quarter, we terminated the lease with this tenant, resulting in the acceleration of lease intangible amortization of $22 million. The former tenant is currently working on raising external capital, independent of us. In addition, we are currently working with the former tenant on an agreement that could result in either the sale and/or re-leasing of these real estate assets in early 2025. At September 2024, we believe the net book value of the related assets are recoverable. However, no assurances can be given that a future impairment will not be needed.

Investments in Unconsolidated Entities

Investments in Unconsolidated Real Estate Joint Ventures

Our primary business strategy is to acquire real estate and lease to providers of healthcare services. Typically, we directly own 100% of such investments. However, from time-to-time, we will co-invest with other investors that share a similar view that hospital real estate is a necessary infrastructure-type asset in communities. In these types of investments, we will own undivided interests of less than 100% of the real estate through unconsolidated real estate joint ventures. The underlying real estate and leases in these unconsolidated real estate joint ventures are generally structured similarly and carry a similar risk profile to the rest of our real estate portfolio.

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of September 30, 2024	As of December 31, 2023
Swiss Medical Network	70%	$515,878	$472,434
MEDIAN	50%	472,179	471,336
CommonSpirit (Utah partnership)	25%	119,708	—
Policlinico di Monza	50%	81,785	80,562
HM Hospitales	45%	53,222	56,071
Steward (Macquarie partnership)	50%	—	394,052
Total		$1,242,772	$1,474,455

The decrease in our total investment in unconsolidated real estate joint ventures since December 31, 2023, is primarily due to the impairment recorded to our Massachusetts-based partnership with Macquarie in the second quarter of 2024 as more fully described above in this same Note 3. In the third quarter of 2024, we and the other equity owners funded capital contributions (our share being approximately $40 million) to the Swiss Medical Network investment, proceeds of which were used to pay off debt inside the joint venture.

As discussed previously, we hold a 25% interest in the Utah partnership accounted for under the equity method. The Utah partnership elected to apply specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the quarter ending September 30, 2024, our share of the Utah partnership's favorable fair value adjustment was approximately $13.5 million, primarily related to the underlying real estate.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of September 30, 2024	As of December 31, 2023
PHP Holdings	$201,526	$699,535
Swiss Medical Network	185,185	186,113
Aevis Victoria SA ("Aevis")	63,758	77,345
Priory	41,670	163,837
Aspris Children's Services ("Aspris")	15,958	15,986
Caremax	130	1,148
Steward (loan investment)	—	361,591
International joint venture	—	225,960
Steward (equity investment)	—	35,696
Lifepoint Behavioral	—	11,429
Total	$508,227	$1,778,640

See "Leasing Operations (Lessor)" under this same Note 3 for details on the change in the first nine months of 2024 related to Steward.

For our investments marked to fair value (including our investments in PHP Holdings, Aevis, Caremax, and the international joint venture), we recorded approximately $739 million in unfavorable non-cash fair value adjustments during the first nine months of 2024; whereas, this was a $48.7 million favorable non-cash fair value adjustment for the same period of 2023. The amount recorded in 2024 includes an approximate $498 million unfavorable fair market value adjustment to our investment in PHP Holdings, as further described in the "Prospect" subheading of this Note 3 (included in the "Other (including fair value adjustments on securities)" line of the condensed consolidated statements of net income) and $225 million unfavorable fair value adjustment in the 2024 first quarter related to our international joint venture investments as described in Note 3 and included in the "Real estate and other impairment charges, net" line of the condensed consolidated statements of net income.

In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss. In addition, we sold our remaining minority equity investment in Lifepoint Behavioral in the 2024 first quarter.

Other Investment Activities

In the third quarter of 2023, we invested approximately $105 million for a participation in Steward's syndicated asset-backed credit facility, and we loaned an additional $40 million. On August 17, 2023, we sold the $105 million interest to a global asset manager for approximately $100 million, and Steward paid approximately $2 million on November 3, 2023. The remainder was written off as part of the $425 million loan impairment charge in the 2024 third quarter as discussed in the "Leasing Operations (Lessor)" section of this same Note 3.

In the second quarter of 2023, we received repayment of the CHF 60 million mortgage loan from Infracore SA ("Infracore") that was originally made in the fourth quarter of 2022.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended September 30,
	2024		2023
Balance at beginning of the period	$538,534		$87,105
Provision for credit loss, net	438,154	(1)	165
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	(825,548)	(3)	(63)
Balance at end of the period	$151,140		$87,207

	For the Nine Months Ended September 30,
	2024		2023
Balance at beginning of the year	$96,001		$121,146
Provision for credit loss, net	880,687	(1)(2)	1,513
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	(825,548)	(3)	(35,452)
Balance at end of the period	$151,140		$87,207
(1)
Includes charges and reserves related to our investments in cash basis tenants.
(2)
Includes the charge related to the $362 million loan to Steward, as further described under "Steward Health Care System" subheading of this Note 3.
(3)
Includes write-offs in the third quarter of 2024 of previously reserved loans to Steward as further described under "Steward Health Care System" subheading of this Note 3.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our ability to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of September 30, 2024			As of December 31, 2023
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,179,805		14.3%	$2,119,392	11.6%
Priory	1,325,408		8.7%	1,391,005	7.6%
Healthcare Systems of America	1,176,533		7.7%	—	0.0%
Prospect	1,042,343		6.8%	1,092,974	6.0%
Lifepoint Behavioral	815,439		5.4%	813,527	4.4%
Steward	—		0.0%	3,518,537	19.2%
Other operators	7,059,205		46.3%	7,352,012	40.2%
Other assets	1,637,423	(2)	10.8%	2,017,397	11.0%
Total	$15,236,156		100.0%	$18,304,844	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $200 million as part of the Prospect Transaction and tenant update described previously in this same Note 3.

Total Assets by U.S. State and Country (1)

	As of September 30, 2024		As of December 31, 2023
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,367,932	9.0%	$1,891,482	10.3%
California	1,051,443	6.9%	1,252,674	6.8%
Florida	890,879	5.8%	1,348,210	7.4%
Pennsylvania	455,757	3.0%	470,562	2.6%
Arizona	380,756	2.5%	547,789	3.0%
All other states	2,890,763	19.0%	4,264,392	23.3%
Other domestic assets	858,750	5.7%	1,397,170	7.6%
Total U.S.	$7,896,280	51.9%	$11,172,279	61.0%
United Kingdom	$4,283,890	28.1%	$4,261,944	23.3%
Switzerland	764,821	5.0%	735,891	4.0%
Germany	732,489	4.8%	734,630	4.0%
Spain	265,574	1.7%	252,529	1.4%
All other countries	514,429	3.4%	527,344	2.9%
Other international assets	778,673	5.1%	620,227	3.4%
Total international	$7,339,876	48.1%	$7,132,565	39.0%
Grand total	$15,236,156	100.0%	$18,304,844	100.0%

Total Assets by Facility Type (1)

	As of September 30, 2024		As of December 31, 2023
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$9,308,236	61.1%	$11,764,151	64.3%
Behavioral health facilities	2,487,861	16.3%	2,576,983	14.1%
Post acute care facilities	1,676,426	11.0%	1,716,248	9.4%
Freestanding ER/urgent care facilities	126,210	0.8%	230,065	1.2%
Other assets	1,637,423	10.8%	2,017,397	11.0%
Total	$15,236,156	100.0%	$18,304,844	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of September 30, 2024.

From a revenue concentration perspective, Circle and Priory individually represented more than 10% of our total revenues for the three and nine months ended September 30, 2024. Steward and Circle each represented more than 10% of our total revenues for the three and nine months ended September 30, 2023.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2024	As of December 31, 2023
Revolving credit facility(A)	$397,391	$1,514,420
Term loan	200,000	200,000
British pound sterling secured term loan due 2024(B)	—	133,484
British pound sterling term loan due 2025(B)	699,512	891,170
British pound sterling secured term loan due 2034(B)	844,470	—
Australian term loan facility(B)	—	320,164
3.325% Senior Unsecured Notes due 2025(B)	556,750	551,950
0.993% Senior Unsecured Notes due 2026(B)	556,750	551,950
2.500% Senior Unsecured Notes due 2026(B)	668,750	636,550
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	802,500	763,860
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	468,125	445,585
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$9,294,248	$10,109,133
Debt issue costs and discount, net	(78,497)	(44,897)
	$9,215,751	$10,064,236

(A)
Includes £- million and £322 million of GBP-denominated borrowings and €303 million and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at September 30, 2024 and December 31, 2023, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at September 30, 2024 and December 31, 2023.

As of September 30, 2024, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2024	$—
2025	1,256,262
2026	2,122,891
2027	1,600,000
2028	802,500
Thereafter	3,512,595
Total	$9,294,248

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

On August 6, 2024, we amended the Credit Facility and the British pound sterling term loan due 2025 to (i) further reduce revolving commitments in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined in "Covenants" section in this same Note 4) and then to 225 basis points after the Modified Covenant Period, (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds), and (iv) amend or waive certain covenants as described under "Covenants" in this same Note 4.

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

British Pound Sterling Term Loan due 2025

In addition to the £105 million pay down from proceeds of the secured term loan discussed above, we paid down another £72 million of our British pound sterling term loan due 2025 in the 2024 third quarter.

Debt Refinancing and Unutilized Financing Costs

2024 Activity

In the first nine months of 2024, we incurred $3.7 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

2023 Activity

As a result of the prepayment of a portion of the Australian term loan, we incurred approximately $0.8 million to accelerate the amortization of related debt issue costs in the first nine months of 2023. This charge was more than offset by the $0.9 million gain realized on the purchase of approximately £40 million of our 2.550% Senior Unsecured Notes due 2023 at a discount in the 2023 third quarter.

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

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 (the “Amendments”) to increase the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and to decrease the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. These Amendments were effective as of June 30, 2024 and will continue in effect through and including September 30, 2025, unless earlier terminated by us (the “Modified Covenant Period”) at which point the credit agreement provides that covenants will automatically reset to their prior levels. In addition, the Amendments permanently reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds. The Amendments also limit the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the Amendments do not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

As of September 30, 2024, we are in compliance with all such financial and operating covenants. However, as of September 30, 2024, we would not have been in compliance with certain covenants without the Amendments discussed above. Our ability to maintain compliance with our debt covenants, including the reset leverage and interest coverage requirements, after the end of the Modified Covenant Period depends primarily on reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, extending maturities of certain debt instruments, and other access to capital. We expect to continue to comply with these covenants, but if we are not in compliance, including following the expiration of the Modified Covenant Period, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

5. Income Taxes

2024 Activity

In connection with closing the secured term loan facility in the U.K. on May 24, 2024, we realized a gain, for U.K. tax purposes, on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. This gain resulted in a tax expense of approximately $5 million in the 2024 second quarter.

2023 Activity

During the 2023 second quarter, we elected to move a majority of our U.K. assets into a U.K. REIT regime with an effective date of July 1, 2023. With this election, we adjusted the deferred tax liabilities associated with these properties, resulting in a $158 million income tax benefit in the second quarter of 2023.

As a result of the Australia Transaction described in Note 3 to the condensed consolidated financial statements, we recorded a $5 million tax benefit in the first quarter of 2023.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 8.8 million shares remain available for future stock awards as of September 30, 2024. Share-based compensation expense totaled $30.6 million (including $9.3 million related to certain grants in 2024 with cash-settlement features) and $29.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2024			As of December 31, 2023
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$35,142		$35,130	$45,059		$45,476
Loans(1)	694,809	(2)	675,683	1,302,727	(2)	1,202,383
Debt, net	(9,215,751)		(8,035,236)	(10,064,236)		(8,256,465)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $162.0 million and $162.4 million of mortgage loans, a $339.6 million and $323.8 million shareholder loan included in investments in unconsolidated real estate joint ventures, $42.6 million and $526.9 million of loans that are part of our investments in unconsolidated operating entities, and $150.6 million and $289.6 million of other loans at September 30, 2024 and December 31, 2023, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, our equity investment in Lifepoint Behavioral (which was sold in March 2024), and our investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believed this method was more reflective of current values.

At September 30, 2024 and December 31, 2023, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2024		As of December 31, 2023
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$136,192	$136,192	$146,892	$146,892	Mortgage loans
Equity investment and other loans	206,798	909,726	939,903	912,999	Investments in unconsolidated operating entities/Other loans

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

In the first nine months of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $720 million, primarily related to the loan to the international joint venture and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first nine months of 2023, we had a net favorable adjustment of approximately $25 million for our investments accounted for under the fair value option method.

The discount rate and DLOM on our investment in PHP Holdings was approximately 25% and 14%, respectively, at September 30, 2024, compared to 11% and 8% at December 31, 2023. The selected revenue multiples ranged from 0.60x to 0.70x at September

30, 2024 compared to 1.1x to 1.3x at December 31, 2023. The selected EBITDA multiples ranged from 5.5x to 6.5x at September 30, 2024, compared to 10x to 14x at December 31, 2023. The decrease in multiples used in the fair value analysis of our investment in PHP Holdings compared to December 31, 2023 aligned with the expected value from the Astrana Health deal more fully described in Note 10 to the condensed consolidated financial statements.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(2,315)
- 100 basis points	2,315

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

Impairment and Fair Value Adjustments of Non-Real Estate Investments

Prior to the global settlement in September 2024 (as described in Note 3 to the condensed consolidated financial statements) in which our claims were released, our non-real estate investments in Steward and related affiliates included our 9.9% equity investment, working capital and other secured loans, and a loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the loan to the international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation approaches utilized included the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assuming normal exposure to market participants. We utilized this premise of value due to Steward’s ongoing financial distress and subsequent filing of bankruptcy. Accordingly, the valuation approaches used, including the Level 3 inputs, were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple range of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt (including our working capital and other secured loans) and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of the loan to a Steward affiliate from 2021 or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralized the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and negative fair value adjustments in the 2024 first quarter of more than $600 million, as discussed further in Note 3 to the condensed consolidated financial statements.

We updated our fair value analysis of Steward's business at June 30, 2024, using a similar approach as done in the 2024 first quarter resulting in no further impairments or fair value adjustments to non-real estate investments in the 2024 second quarter. In the third quarter of 2024, as a result of the Company’s global settlement with Steward (as discussed further in Note 3 to the condensed consolidated financial statements), the Company recorded impairment charges of approximately $425 million for the working capital loans and other secured loans previously advanced to Steward.

Impairment of Real Estate Investments

In the 2024 third quarter, we recognized a real estate impairment charge of approximately $180 million related to the Space Coast facilities and certain excess properties previously leased to Steward that were deemed held for sale at September 30, 2024. The charge was needed to adjust our net book value to align with fair value less cost to sell based on expected proceeds, including from a binding agreement for the Space Coast properties. In the 2024 second quarter, we recognized approximately $500 million of real estate impairment charges, primarily involving the eight Massachusetts properties in the Macquarie partnership. In our assessment, we first made a comparison of the carrying value of our real estate to projected undiscounted cash flows. For those properties for which the carrying value was not deemed recoverable, we recorded an impairment charge to the extent our carrying value was greater than its estimated fair value. In estimating fair value for these properties, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income (i.e. revenue less expenses, if any) from the property by a market capitalization rate (range from 7% to 10%). Our share of the real estate impairment charge in the Macquarie partnership exceeded the remaining equity amount in the joint venture, which resulted in a write down of our equity interest to zero and such charge is reflected in the "Earnings (loss) from equity interests" line on the condensed consolidated statements of net income.

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Numerator:
Net (loss) income	$(800,929)	$116,895
Non-controlling interests’ share in net income	(234)	(185)
Participating securities’ share in earnings	(153)	(311)
Net (loss) income, less participating securities’ share in earnings	$(801,316)	$116,399
Denominator:
Basic weighted-average common shares	600,229	598,444
Dilutive potential common shares(1)	—	109
Diluted weighted-average common shares	600,229	598,553

	For the Nine Months Ended September 30,
	2024	2023
Numerator:
Net (loss) income	$(1,995,965)	$107,492
Non-controlling interests’ share in net income	(1,458)	(25)
Participating securities’ share in earnings	(807)	(1,295)
Net (loss) income, less participating securities’ share in earnings	$(1,998,230)	$106,172
Denominator:
Basic weighted-average common shares	600,197	598,363
Dilutive potential common shares(1)	—	43
Diluted weighted-average common shares	600,197	598,406

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2024	2023
Numerator:
Net (loss) income	$(800,929)	$116,895
Non-controlling interests’ share in net income	(234)	(185)
Participating securities’ share in earnings	(153)	(311)
Net (loss) income, less participating securities’ share in earnings	$(801,316)	$116,399
Denominator:
Basic weighted-average units	600,229	598,444
Dilutive potential units(1)	—	109
Diluted weighted-average units	600,229	598,553

	For the Nine Months Ended September 30,
	2024	2023
Numerator:
Net (loss) income	$(1,995,965)	$107,492
Non-controlling interests’ share in net income	(1,458)	(25)
Participating securities’ share in earnings	(807)	(1,295)
Net (loss) income, less participating securities’ share in earnings	$(1,998,230)	$106,172
Denominator:
Basic weighted-average units	600,197	598,363
Dilutive potential units(1)	—	43
Diluted weighted-average units	600,197	598,406

(1)
The above computation of diluted earnings per share/units does not include 37,967 and 18,422 potential common shares/units for the three and nine months ended September 30, 2024, respectively.

9. Commitments and Contingencies

Commitments

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale for approximately $457 million, of which we are still contractually owed $355 million in cash and have previously received the remainder in additional investments in PHP Holdings - part of the Prospect Transaction discussed in Note 3. This transaction was approved by the state of Connecticut's Office of Health Strategy on March 27, 2024 and is now subject to the completion of Yale's acquisition of the hospital operations from Prospect. However, given the length of time since the definitive agreements were signed, no assurances can be given that this transaction will be consummated as described or at all. Our net book value for these three facilities is slightly less than 2% of our total assets at September 30, 2024.

Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, each of the Company and Steward have agreed, subject to specified exceptions, to the mutual release of claims against each other, including payment by Steward of any accrued or future rent under its master leases with the Company and accrued or future payments of principal and interest on outstanding loans from the Company. Steward’s asset backed lenders also forfeited their right to cause the Company to purchase up to $60 million of bridge loans made to Steward during the first quarter of 2024. In connection with the global settlement with Steward and reciprocal release of claims, the Company has an approximate $35 million liability at September 30, 2024, for property taxes, other property related expenses, and other obligations due to third parties.

We are party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants. On September 26, 2024, the Court dismissed the amended complaint with prejudice. On October 24, 2024, the plaintiff moved to alter the Court’s judgment and for leave to further amend the complaint. On November 11, 2024, the Company filed an opposition to plaintiff's motion.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471), June 28, 2024 (Case No. 1:24-cv-01899), and July 26, 2024 (Case No. 1 24-cv-02173). The Company was named as a nominal defendant. These shareholder derivative complaints make allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This class action complaint was amended on October 30, 2024 and alleges that we made material misstatements or omissions in connection with certain transactions involving Prospect.

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

We believe these claims are without merit and intend to defend the cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

10. Subsequent Events

On October 18, 2024, we sold two facilities located in Texas and previously leased for total proceeds of approximately $5 million.

On November 8, 2024, Astrana Health entered into a binding agreement to purchase the majority of PHP Holdings for approximately $745 million and the assumption of certain liabilities. After satisfaction of certain obligations, we expect to receive approximately $200 million in total proceeds. We expect to receive the majority of these proceeds in the first half of 2025, while a $50 million payment is expected by 2027.

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

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity transactions (including the use of proceeds thereof), expected returns on investments and financial performance, expected trends and performance across our various markets, and expected outcomes from Steward's restructuring process. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all, including the transactions described in Note 9 and Note 10 to the condensed consolidated financial statements;
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
•
our ability to remain in compliance with our financial covenants under our debt facilities and obtain additional debt covenant relief under our Credit Facility;
•
macroeconomic conditions, including due to geopolitical conditions and instability, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, rising inflation and movements in currency exchange rates, and may negatively impact the financial condition of our tenants;
•
the risk that the expected sale of three Connecticut hospitals currently leased to Prospect does not occur on the agreed upon terms or at all, and that we are otherwise unable to monetize our investment in PHP at current value within a reasonable time period or at all;
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
•
the level of investment in the hospital infrastructure and health IT systems; and
•
physical real estate due diligence, typically including property condition and Phase 1 environmental assessments, along with routine property inspections thereafter.

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

CRITICAL ACCOUNTING POLICIES

Refer to our 2023 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2024, there were no material changes to these policies.

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

At September 30, 2024, our portfolio consisted of 402 properties leased or loaned to 55 operators, of which four are under development. We manage our business as a single business segment.

At September 30, 2024, all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2024	% of Total	As of December 31, 2023	% of Total
Real estate assets - at cost	$13,222,167	86.7%	$14,778,132	80.8%
Accumulated real estate depreciation and amortization	(1,423,702)	(9.3)%	(1,407,971)	(7.7)%
Net investment in real estate assets	11,798,465	77.4%	13,370,161	73.1%
Cash and cash equivalents	275,616	1.8%	250,016	1.4%
Investments in unconsolidated real estate joint ventures	1,242,772	8.2%	1,474,455	8.0%
Investments in unconsolidated operating entities	508,227	3.3%	1,778,640	9.7%
Other	1,411,076	9.3%	1,431,572	7.8%
Total assets	$15,236,156	100.0%	$18,304,844	100.0%

Results of Operations

Three Months Ended September 30, 2024 Compared to September 30, 2023

Net loss for the three months ended September 30, 2024, was ($801.2) million, or ($1.34) per share compared to net income of $116.7 million, or $0.19 per diluted share, for the three months ended September 30, 2023. This decrease in net income is primarily driven by the approximate $608 million of impairment charges primarily related to the global settlement reached with Steward and its lenders as described in Note 3 to the condensed consolidated financial statements, the approximate $134 million unfavorable fair value adjustment to our investment in PHP Holdings, $137 million of accelerated amortization of in-place lease intangibles, and lower revenues from Steward and Prospect along with property sales, partially offset by approximately $90 million of gains as a result of the Dignity Health and UCHealth sales, both discussed further in Note 3 to the condensed consolidated financial statements. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $93.9 million for the 2024 third quarter, or $0.16 per diluted share, as compared to $225.5 million, or $0.38 per diluted share, for the 2023 third quarter. This 58% decrease in Normalized FFO is primarily due to lower revenues from Steward moving to the cash basis of accounting on December 31, 2023, and lower revenues as a result of various disposals in 2023 and 2024.

Revenues

A comparison of revenues for the three months ended September 30, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024	% of Total	2023	% of Total	Year over Year Change
Rent billed	$169,721	75.2%	$229,306	74.8%	(26.0)%
Straight-line rent	36,602	16.2%	21,511	7.0%	70.2%
Income from financing leases	9,798	4.3%	26,066	8.5%	(62.4)%
Interest and other income	9,706	4.3%	29,693	9.7%	(67.3)%
Total revenues	$225,827	100.0%	$306,576	100.0%	(26.3)%

Our total revenues for the 2024 third quarter are down $80.7 million, or 26%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $44.5 million from the prior year due to approximately $59 million of less revenue from our operators on a cash basis in the third quarter of 2024 as compared to the prior year. The majority of this decline is due to Steward (who moved to cash basis starting December 31, 2023, and executed the global settlement in the third quarter of 2024 described in Note 3 to the condensed consolidated financial statements) as we recognized $60 million of rent revenue in the 2023 third quarter, while receiving and recording approximately $10 million of rent revenue in the third quarter of 2024. Operating lease revenues in the 2024 third quarter further declined by approximately $47 million due to disposals and other leasing transactions in 2023 and 2024 (including $29 million from the Utah Transaction described in Note 3 to the condensed consolidated financial statements).

The decreases in operating lease revenue discussed above were partially offset by approximately $50 million more straight-line rent write-offs in the 2023 third quarter compared to the same period of 2024; approximately $2 million from incremental revenue from acquisitions in 2023, capital additions, and the commencement of rent on two development properties in 2024; $2.4 million of favorable foreign currency fluctuations; and approximately $6 million from increases in CPI above the contractual minimum escalations in our leases.

•
Income from financing leases – down $16.3 million primarily due to not receiving any cash for rent revenue from Prospect (cash basis tenant) in the third quarter of 2024, whereas we recorded $16.5 million of rent for this tenant in the 2023 third quarter as part of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. These decreases were partially offset by $0.2 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $20.0 million from the prior year due to the following:
o
Interest from loans – down $19.2 million, primarily due to a $17 million decrease in interest income related to Steward and the international joint venture with moving to cash basis on December 31, 2023, and an approximate $4 million decrease from loan payoffs. These decreases are partially offset by $1.6 million of interest income from the Prime mortgage loan we received in the second quarter of 2024 as a result of the Prime disposal (further described in Note 3 to the condensed consolidated financial statements including the repayment of this loan on August 29, 2024) and $0.4 million of favorable foreign currency fluctuations.
o
Other income – down $0.8 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the quarters ended September 30, 2024 and 2023 totaled $106.2 million and $106.7 million, respectively. This decrease is primarily related to debt principal repayments including paying off the Australian term loan facility in the second quarter of 2024 (A$470 million), the 2.550% Senior Unsecured Notes in December 2023, and the British pound sterling secured term loan due 2024 in the 2024 second quarter and paying down a portion of our revolver and British pound sterling term loan due 2025 in 2024. The decrease was offset by additional interest from our British pound sterling secured term loan due 2034 that closed in May 2024 and higher overall interest rates. Overall, our weighted-average interest rate was 4.3% for the quarter ended September 30, 2024, compared to 4.0% for the same period in 2023, as our specific rates have increased due to a credit rating adjustment in March 2023 and our Credit Facility amendment on August 6, 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the third quarter of 2024 increased to $204.9 million from $77.8 million in 2023 due to approximately $137 million of additional amortization expense recorded in the 2024 third quarter to fully amortize the intangibles associated with two terminated master leases, including the Steward master lease that was terminated effective September 11, 2024 as part of the global settlement discussed in Note 3 to the condensed consolidated financial statements.

Property-related

Property-related expenses totaled $5.0 million and $6.5 million for the quarters ended September 30, 2024 and 2023, respectively. Of the property expenses in the third quarter of 2024 and 2023, approximately $2.6 million and $3.3 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and Administrative

General and administrative expenses decreased to $36.6 million for the 2024 third quarter, compared to $38.1 million for the 2023 third quarter. For the 2024 period, general and administrative expenses included $14.4 million of stock compensation expenses, of which $7 million related to certain 2024 stock grants with cash-settled features that are marked to fair value quarterly.

Gain on Sale of Real Estate

During the three months ended September 30, 2024, the gain on sale of real estate of $91.8 million primarily relates to the sale of eight Dignity Health facilities and 11 UCHealth facilities as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the 2024 third quarter, we recognized $607.9 million of real estate and other impairment charges. Of these charges, approximately $425 million consisted of the impairment of working capital loans and other secured loans advanced to Steward, and $180 million was related to real estate, including the Space Coast facilities and certain excess properties previously leased to Steward (as more fully described in Note 3 to the condensed consolidated financial statements).

Earnings (Loss) from Equity Interests

Earnings from equity interests was $21.6 million for the quarter ended September 30, 2024 compared to the $11.3 million of earnings for the same period in 2023. This increase is primarily from our share of income in the Utah partnership that was formed in the 2024 second quarter, which included a $13.5 million positive fair value adjustment primarily related to the underlying real estate, (as further described in Note 3 to the condensed consolidated financial statements), partially offset by not recording any income in the third quarter of 2024 related to our Massachusetts-based partnership with Macquarie.

Debt Refinancing and Unutilized Financing (Costs) Benefit

Debt refinancing and unutilized financing costs were $0.7 million for the third quarter of 2024. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025. We recognized a benefit for the same period of 2023, as a result of the purchase of £40 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price.

Other (Including Fair Value Adjustments on Securities)

Other expense for the third quarter of 2024 was $169.8 million, compared to income of $41.1 million in the prior year. For the third quarter of 2024, we recognized unfavorable non-cash fair value adjustments to our investment in PHP Holdings and Aevis of approximately $140 million. The 2024 third quarter also included approximately $29 million of legal and other professional expenses associated with the Steward bankruptcy, responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023, among other things. For the third quarter of 2023, we recognized an approximate $30 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million (approximately $22 million) unrealized gain on our equity investment in Swiss Medical Network, partially offset by $2.8 million of expenses associated with responding to defamatory statements previously mentioned.

With certain investments accounted for at fair value, such as our investment in PHP Holdings, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $9.0 million income tax expense for the three months ended September 30, 2024 is primarily based on the income generated by our investments in the U.K. and Germany and slightly less than the $10.1 million income tax expense in the third quarter of 2023.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $386 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Nine Months Ended September 30, 2024 Compared to September 30, 2023

Net loss for the nine months ended September 30, 2024, was ($2.0) billion, or ($3.33) per share compared to net income of $107.5 million, or $0.18 per diluted share, for the nine months ended September 30, 2023. This decrease in net income is primarily driven by the approximate $1.8 billion of impairment charges and negative fair value adjustments related to Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements. In addition, we had an approximate $498 million unfavorable fair value adjustment to our investment in PHP Holdings in the first nine months of 2024 along with lower revenues from Steward and property sales. These decreases were partially offset by approximately $475 million of gains on real estate sales in the first nine months of 2024. Normalized funds from operations (“FFO”), after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $375.0 million for the first nine months of 2024, or $0.62 per diluted share, as compared to $733.0 million, or $1.22 per diluted share, for the same period of 2023. This 49% decrease in Normalized FFO is primarily due to lower revenues from Steward moving to the cash basis of accounting on December 31, 2023, and as a result of various disposals in 2023 and 2024.

Revenues

A comparison of revenues for the nine months ended September 30, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024	% of Total	2023	% of Total	Year over Year Change
Rent billed	$552,784	72.4%	$724,954	72.9%	(23.7)%
Straight-line rent	119,719	15.7%	38,875	3.9%	208.0%
Income from financing leases	53,832	7.0%	107,729	10.8%	(50.0)%
Interest and other income	37,368	4.9%	122,624	12.4%	(69.5)%
Total revenues	$763,703	100.0%	$994,182	100.0%	(23.2)%

Our total revenues for the first nine months of 2024 are down $230.5 million, or 23%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $91.3 million from the prior year, primarily due to approximately $164 million of less revenue from our operators on a cash basis in the first nine months of 2024 as compared to the prior year. The majority of this decline is due to Steward as we recognized $181 million of rent revenue in the first nine months of 2023, while receiving and recording approximately $40 million of rent revenue in the first nine months of 2024.

Operating lease revenues in the first nine months of 2024 further declined by approximately $107 million due to disposals and other leasing transactions in 2023 and 2024 (including approximately $60 million from the Utah Transaction described in Note 3 to the condensed consolidated financial statements). These decreases are partially offset by approximately $145 million more straight-line rent write-offs in the first nine months of 2023 compared to the same period of 2024 (related to the Steward and CommonSpirit transaction in 2023 described in Note 3 to the condensed consolidated financial statements); approximately $11 million in incremental revenue from acquisitions in 2023, capital additions, and the commencement of rent on two development properties in 2024; approximately $7 million of favorable foreign currency fluctuations; and approximately $16 million from increases in CPI above the contractual minimum escalations in our leases.

•
Income from financing leases – down $53.9 million primarily due to receiving cash of approximately $25 million for rent revenue from Prospect (cash basis tenant) in the first nine months of 2024, whereas we recorded $72 million of rent for this tenant in the first nine months of 2023. In addition, financing lease income was lower due to an approximate $8 million decrease from the disposal of three Prime financing leases in the third quarter of 2023. These decreases were partially offset by approximately $1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down $85.3 million from the prior year due to the following:
o
Interest from loans – down $66.5 million, primarily due to an approximate $49 million decrease in interest income related to Steward and the international joint venture with the move to cash basis on December 31, 2023 and the Steward global settlement in the third quarter of 2024, and an approximate $14 million decrease from loan payoffs and reserves (including $9.1 million from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024). We also recorded approximately $9.5 million more interest revenue in the first nine months of 2023 compared to the same period of 2024 as a result of the Prospect Transaction as described in Note 3 to the condensed consolidated financial statements. These decreases are partially offset by approximately $4 million of interest income from the Prime mortgage loan we received as a result of the

Prime disposal (further described in Note 3 to the condensed consolidated financial statements including the repayment on August 29, 2024), $1 million of higher income from annual escalations due to increases in CPI, and approximately $1.5 million of favorable foreign currency fluctuations.
o
Other income – down $18.8 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 totaled $316.4 million and $308.8 million, respectively. This increase is primarily related to an increase in borrowings on our revolving credit facility on average during the comparable periods that carried higher interest rates (as variable rate debt) compared to the lower fixed interest rates of debt that was repaid in 2023, including the A$730 million Australian term loan facility paid off in the 2023 second quarter and the 2.550% Senior Unsecured Notes paid off in December 2023. We closed on a new British pound sterling secured term loan in May 2024 that also partially contributed to higher interest expense period over period. Overall, our weighted-average interest rate was 4.3% for the nine months ended September 30, 2024, compared to 3.9% for the same period in 2023, as our specific rates have increased due to a credit rating adjustment in March 2023 and our Credit Facility amendment on August 6, 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the first nine months of 2024 decreased to $382.7 million from $526.1 million in 2023 due to accelerating the amortization of lease intangibles as part of the sale of hospital operations by Steward and re-leasing of five Steward Utah facilities to CommonSpirit in May 2023 (approximately $286 million) and the sale of various properties in 2024 and 2023. This decrease is partially offset by approximately $170 million of additional amortization expense recorded in 2024 primarily to fully amortize the intangibles associated with two master leases, including the Steward master lease that was terminated effective September 11, 2024.

Property-related

Property-related expenses totaled $17.5 million and $38.3 million for the nine months ended September 30, 2024 and 2023, respectively. Of the property expenses in the first nine months of 2024 and 2023, approximately $9.8 million and $28.6 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income.

General and Administrative

General and administrative expenses decreased to $105.3 million for the first nine months of 2024, compared to $115.4 million for the same period of 2023. For the 2024 period, general and administrative expenses included $30.6 million of stock compensation expense, of which $9 million related to certain 2024 stock grants with cash-settled features that are marked to fair value quarterly.

Gain on Sale of Real Estate

During the nine months ended September 30, 2024, the gain on sale of real estate of $475.2 million primarily related to the disposal of five Prime facilities, a 75% interest in five Utah facilities as part of the Utah Transaction, and the sale of eight Dignity Health facilities and 11 UCHealth facilities as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the first nine months of 2024, we recognized $1.4 billion of real estate and other impairment charges and fair value adjustments, primarily associated with our investments in Steward and the international joint venture as further described in Note 3 to the condensed consolidated financial statements. In the first nine months of 2023, we recorded a $93.3 million net impairment charge, of which $82 million related to the Australia Transaction and $11 million was a non-cash impairment charge on the three Prime properties as more fully described in Note 3 to the condensed consolidated financial statements.

Earnings (Loss) from Equity Interests

Loss from equity interests was ($369.6) million for the nine months ended September 30, 2024, compared to $34.8 million of earnings for the same period in 2023, primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie as further described in Note 3 to the condensed consolidated financial statements. This was partially offset by our share of income on our new Utah partnership as a result of the Utah Transaction in the second quarter of 2024.

Debt Refinancing and Unutilized Financing (Costs) Benefit

Debt refinancing and unutilized financing costs were $3.7 million for the first nine months of 2024. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025, both of which are described in more detail in Note 4 to the condensed consolidated financial statements. Our debt refinancing and unutilized financing net benefit for the first nine months of 2023 was a result of a $0.9 million benefit related to the purchase of £40 million of our 2.550% Senior Unsecured Notes due 2023 in the third quarter of 2023 at a discounted price, partially offset by $0.8 million of costs associated with the partial prepayment of our A$1.2 billion Australian term loan in the second quarter of 2023.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first nine months of 2024 was $566.8 million, compared to $25.4 million of income in the prior year. For 2024, we recognized an approximate $498 million unfavorable fair value adjustment to our investment in PHP Holdings. In addition, we incurred a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $46.5 million of legal and other professional expenses associated with the Steward bankruptcy, responding to certain defamatory statements published by certain parties, including those who are defendants to a lawsuit we filed on March 30, 2023, among other things. For 2023, we had an approximate $30 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million (approximately $22 million) unrealized gain on our equity investment in Swiss Medical Network, partially offset by $13 million of expenses associated with responding to defamatory statements previously mentioned.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $34.5 million income tax expense for the nine months ended September 30, 2024 is primarily based on the income generated by our investments in the U.K. and Germany, and included $5 million of additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. In comparison, we had a $134.7 million income tax benefit in the first nine months of 2023, which included a $158 million benefit by entering the U.K. REIT regime and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the expected sale of our Australia facilities.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $386 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net (loss) income attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FFO information:
Net (loss) income attributable to MPT common stockholders	$(801,163)	$116,710	$(1,997,423)	$107,467
Participating securities’ share in earnings	(153)	(311)	(807)	(1,295)
Net (loss) income, less participating securities’ share in earnings	$(801,316)	$116,399	$(1,998,230)	$106,172
Depreciation and amortization	218,646	96,280	430,128	580,484
(Gain) loss on sale of real estate	(91,795)	20	(475,196)	(209)
Real estate impairment charges	179,952	3,750	679,276	55,854
Funds from operations	$(494,513)	$216,449	$(1,364,022)	$742,301
Write-off of billed and unbilled rent and other	(159)	52,742	2,846	150,576
Other impairment charges, net	427,970	—	1,169,943	37,434
Litigation and other	28,899	2,759	46,507	12,987
Share-based compensation adjustments	—	1,243	—	(3,120)
Non-cash fair value adjustments	130,949	(46,815)	511,472	(42,562)
Tax rate changes and other	8	—	4,596	(164,535)
Debt refinancing and unutilized financing costs (benefit)	713	(862)	3,677	(46)
Normalized funds from operations	$93,867	$225,516	$375,019	$733,035
Per diluted share data:
Net (loss) income, less participating securities’ share in earnings	$(1.34)	$0.19	$(3.33)	$0.18
Depreciation and amortization	0.37	0.16	0.72	0.97
(Gain) loss on sale of real estate	(0.15)	—	(0.79)	—
Real estate impairment charges	0.30	0.01	1.13	0.09
Funds from operations	$(0.82)	$0.36	$(2.27)	$1.24
Write-off of billed and unbilled rent and other	—	0.09	—	0.25
Other impairment charges, net	0.71	—	1.94	0.06
Litigation and other	0.05	0.01	0.08	0.02
Share-based compensation adjustments	—	—	—	(0.01)
Non-cash fair value adjustments	0.22	(0.08)	0.85	(0.07)
Tax rate changes and other	—	—	0.01	(0.27)
Debt refinancing and unutilized financing costs (benefit)	—	—	0.01	—
Normalized funds from operations	$0.16	$0.38	$0.62	$1.22

LIQUIDITY AND CAPITAL RESOURCES

2024 Cash Flow Activity

During the first nine months of 2024, we generated approximately $169 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition to operating cash flows, we received approximately $1.8 billion during the first nine months of 2024 from the Utah Transaction and the sale of 25 properties (as further discussed in Note 3 to the condensed consolidated financial statements), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our dividends of $273 million, pay down over $1 billion of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024.

See below for further details of these transactions along with additional liquidity activity in the first nine months of 2024:

•
we completed the sales of 11 properties to UCHealth for approximately $86 million of proceeds and eight properties to Dignity Health for approximately $160 million of proceeds;
•
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan that was fully repaid on August 29, 2024;
•
we completed the Utah Transaction (as discussed in Note 3 to the condensed consolidated financial statements) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and paid down a portion of our revolving credit facility;
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

Subsequent to September 30, 2024, we recovered cash related to our Norwood property that exceeded our recovery receivables (as discussed in Note 3 to the condensed consolidated financial statements) and sold three facilities for approximately $45 million. In addition, we funded a quarterly cash dividend of $48 million on October 10, 2024, which was declared by our Board of Directors on August 22, 2024. Finally, on November 8, 2024, Astrana Health entered into a binding agreement to purchase the majority of PHP Holdings for approximately $745 million and the assumption of certain liabilities. After satisfaction of certain obligations, we expect to receive approximately $200 million in total proceeds. We expect to receive the majority of these proceeds in the first half of 2025, while a $50 million payment is expected by 2027.

Debt Amendments and Covenant Compliance

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

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 (the “Amendments”) to (i) further reduce our maximum borrowing in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined below) and then to 225 basis points after the Modified Covenant Period, and (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds).

The Amendments also amended certain covenants including increasing the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and decreasing the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. The Amendments were effective as of June 30, 2024 and will continue in effect through and including September 30, 2025, unless earlier terminated by us (the “Modified Covenant Period”) at which point the credit agreement provides that covenants will automatically reset to their prior levels. In addition, the Amendments permanently reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds. The Amendments also limit the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the Amendments do not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

As of September 30, 2024, we are in compliance with all such financial and operating covenants. However, as of September 30, 2024, we would not have been in compliance with certain covenants without the Amendments discussed above. Our ability to maintain compliance with our debt covenants, including the reset leverage and interest coverage requirements after the end of the Modified Covenant Period, depends primarily on reducing debt through asset sales, retention of cash generated from our monthly rent and interest receipts, extending maturities of certain debt instruments, and other access to capital. We expect to continue to comply with these covenants, but if we are not in compliance, including following the expiration of the Modified Covenant Period, we would have to seek additional amendments to our covenants. However, no assurances can be made that such amendments will be approved by our lenders. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable which could have a material adverse impact to the Company.

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
retired approximately £40 million of our 2.550% Senior Unsecured Notes due 2023.

See Note 3 to the condensed consolidated financial statements for further details on the transactions above.

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects for the next twelve months. Our monthly rent and interest receipts and distributions from our joint venture arrangements are typically enough to cover our short-term liquidity requirements.

However, with higher interest rates, loss of revenue from asset sales, ramping up of cash rents from new operators of 17 properties formerly leased to Steward, not as predictable revenue from Prospect, and $1.2 billion of debt coming due within the next twelve months, we have looked to other initiatives to improve cash flows including:

•
through November 8, 2024, we have raised approximately $2.9 billion of liquidity (as previously discussed above under "2024 Cash Flow Activity") comfortably exceeding our initial full year liquidity target of $2.0 billion;
•
completing the binding sale of PHP Holdings to Astrana Health, from which we expect to receive approximately $150 million in the first half of 2025 with the remaining $50 million to be received by 2027;
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

We believe these initiatives, along with liquidity of approximately $1.2 billion (including cash on-hand, availability under our $1.28 billion revolving credit facility, and recovery proceeds received on our Norwood property as discussed in Note 3 to the condensed consolidated financial statements) at November 8, 2024, and routine cash receipts of rent and interest can fund our short-term liquidity requirements.

In addition to the cash flow improvement initiatives discussed above, we could see further cash flow upside from the transition of our remaining vacant facilities to new healthcare operators (whether it be from a sale of our real estate or in the form of rent paid by the new lessee).

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material acquisitions of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.2 billion at November 8, 2024, are typically enough to cover our short-term liquidity requirements. However, to address upcoming debt maturities (as outlined below), we may need to look to other sources, which may include one or a combination of the following:

•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements and credit facility covenants, as amended on August 6, 2024;
•
further property sales or joint ventures, including the completion of the binding sale of three Connecticut facilities to Yale with a contract price of $355 million;
•
monetizing our investment in operators, including our investment in PHP Holdings that is expected to close in the first half of 2025;
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

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 8, 2024 are as follows (in thousands):

2024	$—
2025	1,172,905
2026	2,054,706
2027	1,600,000
2028	775,260
Thereafter	3,468,040
Total	$9,070,911

Contractual Commitments

We presented our contractual commitments in our 2023 Annual Report on Form 10-K and provided updates in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024. Except for the changes noted below, there have been no significant changes through November 8, 2024.

The following table updates our contractual commitments schedule as of November 8, 2024 (in thousands):

Contractual Commitments	2024(1)	2025	2026	2027	2028	Thereafter	Total
British pound sterling term loan	$1,912	$637,974	$—	$—	$—	$—	$639,886
Revolving credit facility	4,062	26,894	385,085	—	—	—	416,041
Term loan	2,611	15,403	14,266	207,074	—	—	239,354
(1)
This column represents obligations post November 8, 2024.

Distribution Policy

The table below is a summary of our distributions declared during the two year period ended September 30, 2024:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2024, our outstanding debt totaled $9.3 billion, which consisted of fixed-rate debt of approximately $8.7 billion (after considering interest rate swaps in-place) and variable rate debt of $0.6 billion. If market interest rates increase by 10% on our fixed rate debt, the fair value of our debt at September 30, 2024 would decrease by approximately $212.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $4.2 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $4.2 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.6 billion, the balance of such variable rate debt at September 30, 2024.

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

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$10,591	$20,476	$21,411
Euro (€)	1,317	5,981	6,230
Swiss franc (CHF)	1,247	1,263	2,956
Colombian peso (COP)	187	264	2,018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2024:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1-July 31, 2024	94	$4.46	—	$—
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.1*

Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 6, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 12, 2024