Form 10-Q/A
period 2024-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2024-11-13
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the combined Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2024 filed by Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. with the Securities and Exchange Commission on November 12, 2024 (the "Original Filing"). This Amendment No. 1 is made solely to file an updated version of Exhibit 10.1 to include Exhibit A thereto, which was inadvertently omitted in the Original Filing. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, currently dated certifications have been provided as Exhibits 31.1, 31.2, 31.3, and 31.4 to this Amendment No.1.

No other changes have been made to the Original Filing. This Form 10-Q/A continues to speak as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Filing.

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 13, 2024