Form 10-K
period 2024-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2025-03-03
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Medical Properties Trust, Inc. Yes ☐ No ☒ MPT Operating Partnership, L.P. Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the 593.8 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $2.6 billion based upon the last reported sale price of $4.31 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 28, 2025, 600.6 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 29, 2025 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2024, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

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
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all, including the transactions described in Note 3 to Item 8 of this Annual Report on Form 10-K;
•
the risk that the outcome and terms of the bankruptcy restructurings of affiliates of Prospect Medical Holdings, Inc. (collectively, "Prospect") will not be consistent with those we anticipate and the risk that we are unable to recover the value of our real estate and other investments in the Prospect portfolio as a result of the bankruptcy restructuring, within a reasonable timeframe or at all;
•
the risk that we are unable to successfully re-tenant or sell the remaining former Steward Health Care System ("Steward") hospitals, on the terms we expect or at all;

•
the risk that governments may exercise powers adverse to our ownership and other rights in our properties;
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
•
the ability of our tenants and operators to operate profitably and generate positive cash flow, remain solvent, comply with applicable laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel, and to attract patients;
•
the cooperation of our joint venture partners, including adverse developments affecting the financial health of such joint venture partners or the joint venture itself;
•
the economic, political and social impact of, and uncertainty relating to, the potential impact from epidemics, pandemics or other public health crises (like COVID-19), which may adversely affect our and our tenants’ business, financial condition, results of operations, and liquidity;
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
•
the accuracy of our methodologies and estimates regarding corporate responsibility metrics and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our and our tenants’ corporate responsibility efforts; and
•
other factors referenced in this Annual Report on Form 10-K, including those set forth under the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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
•
Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical Network.
•
We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.
•
The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.
•
Declines in the fair value of our assets may force us to recognize impairment charges, which could adversely impact our financial condition, liquidity, and results of operations.
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
•
Increased scrutiny and changing expectations from investors, employees, and other stakeholders regarding our corporate responsibility practices and reporting could cause us to incur additional costs, devote additional resources, and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

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
•
As a result of the Quarterly Report on Form 10-Q for the period ended March 31, 2024 not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 for sales of securities, including under an ATM program, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•
Limited access to capital may restrict our growth.

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

RISKS RELATING TO THE HEALTHCARE INDUSTRY

•
The continued pressure on healthcare reimbursement in the U.S. and other countries in which we do business, including shifts from fee-for-service reimbursement towards alternative payment models, other healthcare policy reforms and government cost cutting measures, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.
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
•
Regulatory restrictions on REIT transactions could adversely affect our business.

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
•
Failure to make required distributions as a REIT would increase our tax burden.
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

PART I

ITEM 1. Business

Overview

We are a self-advised REIT formed in 2003 to acquire and develop net-leased healthcare facilities. At December 31, 2024, we had investments in 396 facilities and approximately 39,000 licensed beds in 31 states in the U.S., seven countries in Europe, and Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

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

Our investments in healthcare real estate, other loans, and any investments in our tenants are considered a single reportable segment as further discussed in Note 2 of Item 8 of this Annual Report on Form 10-K.

Assets

At December 31, 2024 and 2023, our total assets were made up of the following (dollars in thousands):

	2024		2023
Real estate assets - at cost	$12,471,543	87.2%	$14,778,132	80.8%
Accumulated real estate depreciation and amortization	(1,422,948)	(10.0)%	(1,407,971)	(7.7)%
Cash and cash equivalents	332,335	2.3%	250,016	1.4%
Investments in unconsolidated real estate joint ventures	1,156,397	8.1%	1,474,455	8.0%
Investments in unconsolidated operating entities	439,578	3.1%	1,778,640	9.7%
Other	1,317,689	9.3%	1,431,572	7.8%
Total assets	$14,294,594	100.0%	$18,304,844	100.0%

Revenues

The following is a breakdown of our revenues for the years ended December 31, 2024 and 2023 (dollars in thousands):

	2024		2023
Rent billed	$719,749	72.3%	$803,375	92.2%
Straight-line rent	163,414	16.4%	(127,894)	(14.7)%
Income from financing leases	63,651	6.4%	127,141	14.6%
Interest and other income	48,733	4.9%	69,177	7.9%
Total revenues(1)	$995,547	100.0%	$871,799	100.0%
(1)
Total 2023 revenues include approximately $459 million of reserves for rent billed, straight-line rent, and interest and other income, primarily related to Steward, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K.

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction and other activity for 2024 and 2023.

Portfolio of Properties

As of February 28, 2025, our portfolio consisted of 393 properties: 373 facilities are leased to 52 tenants, along with others in the form of developments and mortgage loans, and less than 1% of total assets that are not currently leased to a tenant, as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 105 facilities are owned by way of our five unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 173 general acute care hospitals, 69 behavioral health facilities, 130 post acute care facilities, and 21 freestanding ER/urgent care facilities (“FSERs”).

See Item 2 of this Annual Report on Form 10-K for further information about our properties.

Outlook and Strategy

Our strategy is to lease the facilities that we acquire or develop to experienced healthcare operators pursuant to long-term net leases. In addition, we may selectively structure certain of our investments as long-term, interest-only mortgage loans to healthcare operators. Our mortgage loans are typically structured such that we obtain annual cash returns similar to our net leases. In addition, we have obtained and may continue to obtain profits or other interests in certain of our tenants’ operations. These noncontrolling investments in our tenants are typically made in conjunction with larger real estate transactions, provide for certain minority rights and protections, and sometimes give us a right to participate in future real estate transactions and enhance our overall return.

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, according to the 2025 American Hospital Association statistics report, there were approximately 5,100 community hospitals in 2023 throughout the U.S. We typically acquire and develop net-leased facilities that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

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
•
Post acute care facilities — includes a) inpatient rehabilitation facilities that provide rehabilitation to patients with various neurological, musculoskeletal orthopedic, and other medical conditions following stabilization of their acute medical issues and b) long-term acute care hospitals that are specialty-care hospitals designed for patients with serious medical problems that require intense, specialized treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.
•
FSERs — provide emergency medical services comparable to most hospital emergency rooms, while not physically attached to a hospital campus. Urgent care centers operate similarly, but generally provide care for non-emergent injuries and illnesses.

On a property type basis, our total assets at December 31, 2024 are as follows:

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

At December 31, 2024, our largest investment in any single property was approximately 2% of our total assets. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe and South America. See Note 3 to Item 8 of this Annual Report on Form 10-K for more detail on our geographic concentration information.

Underwriting/Asset Management

Revenues from rents we earn pursuant to lease agreements with our tenants make up approximately 95% of our total revenues with the remainder of our income coming from interest income from loans to our tenants and other facility owners and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are impacted by economic, regulatory, healthcare, and market conditions (along with the possibility of natural disasters, epidemics, pandemics, or other public health crises, like COVID-19) that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators (based on available data provided by our tenants/borrowers) that we believe provides us with early indications of conditions that could affect the level of risk in our portfolio.

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
•
an evaluation of our operators’ management team, as applicable, including background and tenure within the healthcare industry;
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

As noted previously, we have investments in nine different countries across three continents. Although there are regulatory, cultural, and other differences between these countries, the importance of healthcare and its impact on the economy is a consistent theme. See below for details of the healthcare industry in each of the countries in which we currently do business (according to government sources and healthcare industry reports):

United States (population - approximately 340 million)

•
U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.

•
U.S. currently ranks highest in overall health expenditure in the world with $4.9 trillion in 2023, or $14,570 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 16.5% in 2023.
•
In 2023, the largest share of total health spending was paid by the federal government at 32%, with individual pay at 27%, private business funding 18%, state and local governments making up 16%, and other private sources accounting for 7%.
•
Medicare spending grew 8.1% to $1.0 trillion in 2023, or 21% of total National Health Expenditures (“NHE”).
•
Medicaid spending grew 7.9% to $871.7 billion in 2023, or 18% of total NHE.
•
Hospital expenditures grew 10.4% to $1.5 trillion in 2023.
•
Out-of-pocket spending grew 7.2% to $505.7 billion in 2023, or 10% of total NHE.

United Kingdom (population - approximately 68 million)

•
All English residents are entitled to public healthcare through the National Health Service, including hospital, physician, and mental health care.
•
Overall health expenditures grew to £292 billion in 2023, up from £282.6 billion in 2022.
•
Health expenditures accounted for 10.9% of GDP in 2023.
•
Government-financed healthcare expenditure made up £239 billion in 2023, representing 81.9% of overall healthcare spending.
•
Private household out-of-pocket and voluntary health insurance spending totaled £47 billion in 2023, representing 16.3% of overall healthcare spending.

Switzerland (population - approximately 9 million)

•
Switzerland operates a universal healthcare system which is highly decentralized, with the cantons playing a key role in its operation.
•
Health expenditures accounted for 11.7% of GDP in 2023.
•
Overall health expenditures were CHF91.5 billion in 2022, which was a 2.5% increase from 2021.
•
In 2022, hospital care represented 35.7% of total health expenditures.

Germany (population - approximately 84 million)

•
Health insurance in Germany is compulsory and consequently offers almost universal coverage.
•
Health expenditures were approximately 11.8% of GDP in 2023.
•
Health expenditures were €497.7 billion in 2023, which was a 5% increase from 2022.
•
In 2022, private health insurance accounted for 8.0% of total health expenditures.

Spain (population - approximately 49 million)

•
Spain has a public healthcare system, mainly financed by taxes, which allows residents to have access to free or very low-cost healthcare.
•
In 2023, total health expenditures were $157.2 billion, or 9.7% of GDP.
•
In 2021, hospital care represented approximately 62% of the overall public healthcare expenditure.
•
Public spending accounted for 70.4% of all health spending in 2022.
•
Out-of-pocket payments were 20.6% in 2021.

Italy (population - approximately 59 million)

•
Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents and is funded by corporate and value-added tax revenues collected by the central government.
•
In 2023, total health expenditures were 8.4% of GDP, down from 9% in 2022.
•
In 2022, public spending on healthcare was €131 billion and private funding was €41.5 billion.
•
In 2023, hospital care represented approximately 41% of the overall healthcare expenditure.

Finland (population - approximately 6 million)

•
Finland's healthcare system provides public healthcare services that all residents are entitled to, which is funded by taxes and social security payments.
•
In 2023, total health expenditures were €30, or 9.7% of GDP.
•
In 2022, public spending on healthcare accounted for 79.4% of the overall healthcare expenditure.
•
In 2021, 17% of total health spending was paid out-of-pocket.

Portugal (population - approximately 10 million)

•
Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•
Health spending in Portugal accounted for 10% of GDP in 2023, down from 10.6% in 2022.
•
Overall health expenditures were €26.6 billion in 2023, or €2,574 per person.
•
Public spending accounted for 63% of all health spending in 2022.

Colombia (population - approximately 52 million)

•
Colombia provides universal public and private coverage available for purchase through private companies where all citizens are entitled to a comprehensive health benefit package.
•
In 2023, health expenditures were 7.7% of GDP, down from 8.1% in 2022.
•
In 2023, overall health expenditures were approximately $26.7 billion.
•
In 2023, 15% of total health spending was paid out-of-pocket.

Our Leases and Loans

The leases of our facilities are generally “triple-net” leases with terms requiring the tenant to pay all ongoing operating expenses of the facility, including property, casualty, general liability, and other insurance coverages; utilities and other charges incurred in the operation of the facilities; real estate and certain other taxes; ground lease rent (if any); and the costs of repairs and maintenance (including any repairs mandated by regulatory requirements). Our tenants are also responsible for any desired capital expenditures (costs that either improve the value of the facility or extend the facility's life), subject to our approval; however, if we agree to fund such capital expenditures instead, our lease revenue will typically increase accordingly. Similarly, borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities, as well.

Our current leases and loans have a weighted-average remaining initial term of 16.7 years (see Item 2 for more information on remaining lease and loan terms) and most include renewal options at the election of our tenants. Based on current monthly revenue, 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index (“CPI”), or similar indexes for properties outside the U.S. and/or fixed minimum annual rent escalations.

Significant Tenants

Our top five tenants, on a total asset basis as of December 31, 2024 and 2023, were as follows (dollars in thousands):

Total Assets by Operator

	As of December 31, 2024			As of December 31, 2023
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)		Percentage of Total Assets
Circle	$2,026,778		14.2%	$2,119,392		11.6%
Priory	1,233,462		8.6%	1,391,005		7.6%
Healthcare Systems of America	1,187,006		8.3%	—		—
Lifepoint Behavioral Health	813,584		5.7%	813,527		4.4%
Swiss Medical Network	719,632		5.1%	735,891		4.0%
Steward	—		—	3,518,537		19.2%
Prospect	685,772		4.8%	1,092,974		6.0%
Other operators	5,938,534		41.5%	6,616,121		36.2%
Other assets	1,689,876	(2)	11.8%	2,017,397	(2)	11.0%
Total	$14,294,644		100.0%	$18,304,844		100.0%

(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $150 million and $700 million at December 31, 2024 and 2023, respectively, that we received as part of the Prospect Transaction as further described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Circle

Affiliates of Circle Health Ltd. ("Circle") lease 36 facilities in the U.K. pursuant to separate lease agreements. Of these leases, 34 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining two facilities are leased with a weighted-average remaining initial fixed term of 10.6 years along with annual inflation-based escalators and extension options.

On January 12, 2024, Centene Corporation finalized the divestiture of Circle to Pure Health, the largest integrated healthcare network in the Middle East.

Priory Group

Affiliates of Priory Group ("Priory"), a subsidiary of Median Kliniken S.á.r.l. ("MEDIAN"), lease 37 facilities in the U.K. pursuant to separate lease agreements. Of these properties, 31 are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2046, with two ten-year extension options plus annual inflation-based escalators. The remaining six facilities are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2044, with annual inflation-based escalators.

In 2024, we sold our interest in a British pound syndicated term loan with MEDIAN as the borrower ("Priory syndicated term loan") for aggregate proceeds of £90 million.

Healthcare Systems of America

As discussed further under "Steward," we re-leased certain former Steward facilities to new operators in 2024. We re-leased eight of these facilities (covering three states) to Healthcare Systems of America ("HSA") pursuant to one master lease agreement. The master lease had an initial fixed term of 20 years (ending in September 2044), and contains three extension options of five years plus inflation-based escalators. We have elected to account for this lease under the cash basis and partial cash rent payments are contractually scheduled to commence in March of 2025 (which we received early in February 2025) with full cash rent payments in late 2026. As part of the transfer of operations from Steward to HSA at these facilities, HSA (like the other new tenants) assumed responsibility for the costs of operating the facilities (including payroll and related benefits) on a go forward basis. In addition, HSA (like the other new operators that took over former Steward-operated facilities) entered into an interim transition services agreement with Steward to, among other things, assist with billing and collection. To assist HSA during this transition process and minimize disruptions to patient care, we advanced a loan to HSA (similar to the other new operators), secured by accounts receivable. This loan is expected to be repaid upon HSA’s completion of an asset-backed working capital loan with third party lenders. Similar to lease accounting, we will recognize revenue under this loan on a cash basis, and no cash payments were received during 2024.

Lifepoint Behavioral Health

Lifepoint Behavioral Health ("Lifepoint Behavioral") leases 19 facilities pursuant to one master lease agreement. The master lease's original initial fixed term was 20 years (ending in October 2041), and contains two extension options of five years plus inflation-based escalators.

Swiss Medical Network

Affiliates of Swiss Medical Network (“Swiss Medical”) lease 17 facilities in Switzerland under individual leases through our Infracore SA real estate joint venture (“Infracore”), in which we hold a 70% non-controlling interest as of December 31, 2024, and have two facilities under development that are not yet leased. The weighted-average remaining term of these leases at December 31, 2024 was 26 years. These leases are subject to annual inflation-based escalators. In 2024, Swiss Medical began leasing the Genolier Innovation Hub, a newly constructed facility designed to accelerate medical and scientific innovation through international collaboration. The Genolier Innovation Hub is part of the real estate assets owned by Infracore.

In addition, we hold an 8.9% passive equity ownership interest in Swiss Medical Network and hold a loan as part of a syndicated loan facility for a combined total of approximately $170 million at December 31, 2024. Swiss Medical’s parent is Aevis Victoria SA (“Aevis”), a public healthcare, lifestyle, and infrastructure investment company that also has interest in Infracore. We hold a passive 4.6% equity interest in Aevis at December 31, 2024.

Other Significant Tenants

Steward

As discussed in previous filings, Steward experienced significant operational and liquidity challenges and filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 11, 2024, the bankruptcy court entered an interim order approving a global settlement between Steward, its lenders, the unsecured creditors committee, and us. The interim order was made final by the bankruptcy court on September 18, 2024. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties, allowing us to begin the process of re-tenanting these facilities, which we did as discussed further in Note 3 to Item 8 of this Annual Report on Form 10-K, and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida with a substantial portion of the proceeds being transferred to Steward, along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment. In regard to our real estate partnership with Macquarie Asset Management (“Macquarie”), the bankruptcy court approved the termination of the partnership’s master lease with Steward during the 2024 third quarter. In addition, we and Macquarie entered into an agreement with the mortgage lender of the partnership to transition the eight Massachusetts properties to them along with cash proceeds of approximately $40 million (representing our share), in return for full payment of the underlying mortgage debt and a release of claims against each party.

With this global settlement, our relationship with Steward effectively ended.

Prospect

Prospect leases nine facilities pursuant to two master lease agreements. Both master leases had initial fixed terms of 15 years (ending in August 2034) and contain two extension options of five years and one extension option of four years and nine months, plus annual inflation-based escalators. In addition to these master leases, we hold a $155 million mortgage loan secured by a first mortgage on four facilities in Pennsylvania and a $75 million term loan. The master leases, mortgage loan, and term loan are all cross-defaulted and cross-collateralized. We account for these leases and revenue from the loans to Prospect on the cash basis of accounting.

As discussed in previous filings, Prospect has experienced operational and liquidity challenges over the past few years from, among other things, the COVID-19 global pandemic, labor cost increases, and general higher inflation. To improve its liquidity position, Prospect completed a recapitalization plan in 2023 (the "Prospect Transaction") that altered the nature of our investments with them and allowed for a deferral of rent and interest for a period of time. See Note 3 to Item 8 of this Annual Report on Form 10-K for further details of the Prospect Transaction.

Although the recapitalization plan was executed, the inability to minimize losses in their East Coast markets including selling the operations of their Pennsylvania, Rhode Island (a state in which we have no investment), and Connecticut facilities in a timely manner resulted in Prospect filing for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. Prospect’s bankruptcy filing constitutes a default under the terms of our master leases and loan agreements and imposes a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing bars us from collecting pre-bankruptcy debts from Prospect unless we receive an order permitting us to do so from the bankruptcy court. While we have engaged in negotiations with Prospect and other stakeholders and have reached a tentative agreement with Prospect, the outcome of any such negotiations and remedies is uncertain at this time and will be subject in all cases to the approval of the bankruptcy court. In addition, there is a risk that parties may seek to bring claims against us in Prospect’s bankruptcy proceeding. There can be no guarantee that we will recover any pre-bankruptcy debts from Prospect in full, or at all.

See Note 3 to Item 8 of this Annual Report on Form 10-K for the impact of this bankruptcy on our investments in Prospect in 2024.

No other tenant accounted for more than 5% of our total assets at December 31, 2024 or 2023.

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

Effective July 1, 2023, we moved a majority of our U.K. assets into a U.K. REIT regime. The REIT requirements in the U.K. are generally similar to those in the U.S. We believe we have met all requirements as of December 31, 2024.

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC-5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, HCAI adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required HCAI to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit, or until January 1, 2025, if the compliance plan was for a rebuild.

As of December 31, 2024, we have 17 licensed hospitals in California totaling investments of approximately $0.9 billion. Exclusive of one hospital (representing less than 0.8% of our total assets), all of our California hospitals are seismically compliant through 2030 as determined by HCAI. For the one remaining hospital, we have requested an extension to complete the project that will result in the property being compliant. We expect this project to be completed by the second quarter of 2026.

Colombia Seismic Standards

Similar to California, the design, construction, and technical supervision of buildings in Colombia must meet certain minimum seismic standards. Such standards divide the country into seismic hazard zones: low threat, intermediate threat, and high threat. Two of our facilities are located in Bogotá, an intermediate threat zone, while the other two facilities (representing approximately 1% of our total assets) are located in a high threat zone.

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

As of December 31, 2024, our two facilities in the high threat zone are seismic compliant. We estimate that our two facilities in Bogota, an intermediate threat zone, need approximately $15 million of seismic upgrades to become compliant under Colombian law.

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

We maintain or require in our leases and mortgage loans that our tenants maintain applicable types of insurance on our facilities and their operations. In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2024, we believe that the policy specifications and insured limits of our tenant’s policies and our own policies are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice. However, no assurances can be given that we will not incur losses that are uninsured or that exceed our insurance coverage.

Healthcare Regulatory Matters

The following discussion describes certain material federal healthcare laws and regulations that may affect our operations and those of our tenants. This discussion does not address all applicable federal healthcare laws, and does not address state healthcare laws and regulations, except as otherwise indicated. These state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our operations. In some instances, we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise. Finally, though we have not included a comprehensive discussion of applicable foreign laws or regulations, our tenants in Europe and South America may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in real estate joint ventures is also subject to such laws and regulations. We are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government. Nonetheless, to the extent that a healthcare provider engages in transactions with our tenants, such as subleases or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated.

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

Applicable Laws (not intended to be a complete list)

Anti-Kickback Statute. The federal Anti-Kickback Statute (codified at 42 U.S.C. § 1320a-7b(b)) prohibits, among other things, the offer, payment, solicitation, or acceptance of remuneration, directly or indirectly, in return for referring an individual to a provider of items or services for which payment may be made in whole, or in part, under a federal healthcare program, including the Medicare or Medicaid programs. Violation of the Anti-Kickback Statute is a crime, punishable by fines of up to $100,000 per violation, ten years imprisonment, or both. Violations may also result in civil sanctions, including civil monetary penalties of up to $50,000 per violation, exclusion from participation in federal healthcare programs, including Medicare and Medicaid, and additional monetary penalties in amounts treble to the underlying remuneration. The Anti-Kickback Statute is an intent-based statute, and has been broadly interpreted. As an example, courts have held that there is a violation of the Anti-Kickback Statute if just one purpose of an arrangement is to generate prohibited referrals even though there may be one or more other lawful purposes to the arrangement at issue.

The Office of Inspector General of the Department of Health and Human Services has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations simply provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements with tenants to satisfy, or meet as closely as possible, all safe harbor conditions. We also require our tenants, under our lease or loan agreements, to comply with applicable laws which would include structuring their arrangements with third parties in a manner that complies with the Anti-Kickback Statute. We cannot assure you, however, that we or our tenants will meet all the conditions for an applicable safe harbor.

Physician Self-Referral Statute (“Stark Law”). Unless subject to an exception, the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn) prohibits a physician from making a referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services) paid by Medicare or Medicaid if the physician or a member of the physician's immediate family has a “financial relationship” with that entity. The prohibition further bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, required refunding of amounts received for services provided pursuant to prohibited referrals, imposition of civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. The Stark Law is a strict liability Statute, and therefore, no intent is required to be shown in order to prove a violation of the Statute.

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

CMS has issued multiple phases of final regulations implementing the Stark Law and continues to make changes to these regulations. Although our lease and loan agreements require tenants and borrowers to comply with the Stark Law (and we intend for them to comply with the Stark Law), we cannot offer assurance that the arrangements entered into by us, our facilities, or our tenants and borrowers will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted. In addition, changes to the Stark Law could require our tenants to restructure certain arrangements with physicians, which could impact the business of our tenants.

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

Licensure. Our tenants are subject to extensive federal, state, and local licensure, certification, and inspection laws and regulations, including, in some cases, certificate of need laws. Further, various licenses and permits are required to dispense narcotics, operate pharmacies, handle radioactive materials, and operate equipment. Failure to comply with any of these laws could result in loss of licensure, certification or accreditation, denial of reimbursement, imposition of fines, and suspension or decertification from federal and state healthcare programs.

Data Privacy and Security. There are numerous laws and regulations at the U.S. federal and state levels, and globally, addressing data privacy and cybersecurity. As one example, HIPAA restricts the use and disclosure of individually identifiable health information (“PHI”), among other things, provides for safeguards of PHI, and requires healthcare providers to notify patients of breaches of unsecured PHI. In general, our tenants based in the United States are subject to HIPAA, and they may also be subject to similar state laws addressing the privacy and security of protected health information. Additionally, our tenants in jurisdictions outside the United States may be subject to GDPR and to other various laws and regulations addressing the privacy and security of protected health information. Moreover, at the U.S. federal and state levels, and globally, legislative and regulatory bodies continue to consider various comprehensive data privacy and cybersecurity legislation to which our tenants may be subject. In general, we rely on our tenants to comply with their obligations with respect to HIPAA and other similar privacy and security laws and regulations, and our leases and loan agreements require that our tenants conduct their business in substantial compliance with applicable privacy and security laws.

EMTALA. Our tenants that provide emergency care in the U.S. are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Regardless of an individual’s ability to pay, this federal law requires such healthcare facilities to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. Liability for violations of EMTALA are severe and include, among other things, civil monetary penalties and exclusion from participation in federal healthcare programs. Our lease and loan agreements require our tenants to comply with EMTALA, and we believe our tenants conduct business in substantial compliance with EMTALA.

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, which include, among other things, price fixing, market allocation, market monopolization, price discrimination, or acquisitions of competitors. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission and the DOJ, including with respect to hospitals, managed care plans, and physician practice acquisitions. As a REIT, our transactions involving solely the purchase and sale of real estate are generally exempt from these antitrust laws. Nonetheless, our tenants who operate hospitals, managed care plans, and physician practices may be subject to these laws governing anti-competitive behavior, and we cannot predict how the enforcement of these antitrust laws may affect the operations, the growth, or divestiture plans of our tenants.

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

Corporate Responsibility

Corporate responsibility is an important part of our overall corporate activities, and we intend to further our sustainability efforts. Our approach to sustainability is overseen by our Board of Directors (“Board”), executive management team, and our Environmental and Social Committee, a committee of the Board that was formed to continuously improve programs, policies, and practices relating to environmental, social, and governance initiatives across all aspects of our business. In addition, our Ethics, Nominating and Governance Committee of the Board is responsible for developing and recommending corporate governance guidelines and policies. We also have an employee-led working group with responsibility for driving further environmental performance improvements across all aspects of our business.

In 2024, we published our Corporate Responsibility Report, which describes how our approach to corporate responsibility issues enables us to support our employees, to build strong tenant relationships, and positions us for sustainable success. Our environmental sustainability initiatives focus on environmental improvements to our corporate operations and hospital facilities. As such, in 2024, we measured and reported greenhouse gas emissions from our controlled and part of our noncontrolled operations and increased the number of green provisions in our lease agreements.

To more effectively track and communicate our performance, we have adopted various frameworks and methodologies, including participation in GRESB's Real Estate Assessment, and reporting disclosures better aligned with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Disclosure.

Our corporate responsibility achievements over the past year include the following:

•
honored among Modern Healthcare Best Places to Work for the fourth consecutive year;
•
named to Newsweek's America's Most Responsible Companies list for the second consecutive year; and
•
achieved Green Lease Leaders Gold Certification by the Institute for Market Transformation (IMT) and the DOE Better Building Alliance.

For additional information regarding our initiatives and to view our Corporate Responsibility Report, please visit our website at www.medicalpropertiestrust.com.

Human Capital

Our employees are our most valuable asset. Led by our founding executives, we have a total of 118 employees as of February 28, 2025, located in the U.S., Luxembourg, and the U.K. None of our employees are subject to a collective bargaining agreement.

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

We offer a competitive benefits package that includes annual discretionary performance-based bonuses and stock compensation, a 401(k) plan, leading healthcare and insurance benefits, paid time off, and health and wellness reimbursement programs, designed to help recruit and retain high-quality, motivated employees, and to contribute to their health and security. We routinely evaluate and benchmark the competitiveness of our compensation and benefit programs to ensure that we are rewarding our employees and supporting their needs.

In 2024, a third party firm conducted an employee satisfaction survey to measure the level of satisfaction of each employee and gain insight into the health of our company. The responses and comments we received were overwhelmingly positive. As a result,

MPT earned an 88% overall engagement score, high levels for employee satisfaction and confidence in executive management, and was selected as one of Modern Healthcare’s Best Places to Work in healthcare for 2024.

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

We are firmly committed to providing equal opportunity in all aspects of employment. We forbid discrimination against any person or harassment, intimidation, or hostility of any kind, retaliation or any other characteristic or conduct that may be protected by applicable local, state, or federal law. Our hiring process includes a robust search for the best available candidate and each candidate is properly vetted through interviews with numerous MPT employees. The company also retains the services of an experienced independent industrial psychologist to ensure a strong fit exists between the company and the candidate and that the candidate meets the standards for the specific job and the needs of the company. We provide regular training on anti-harassment policies.

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

Economic or financial crises, significant concerns over energy costs and inflation, elevated interest rates, geopolitical issues (including as a result of the armed conflict between Russia and Ukraine, recent escalation in the conflict between the State of Israel and Hamas, and other potential conflicts amongst countries in the Middle East and North Africa), the availability and cost of credit, or a declining real estate market in the U.S. or abroad have in the past, and may in the future, contribute to increased volatility, diminished expectations for the economy and the markets, shortage of available healthcare workers and related increased labor costs, and high levels of unemployment by historical standards. As was the case from 2008 through 2010, as well as most of 2022 and 2023, these factors, combined with volatile oil prices and fluctuating business and consumer confidence, can precipitate an economic decline.

Adverse U.S. and global market, economic and political conditions, including dislocations and volatility in the credit markets, elevated levels of inflation and interest rates, and general global economic uncertainty, could have a material adverse effect on our business, results of operations, and financial condition as a result of the following potential consequences, among others:

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

Public health crises, pandemics and epidemics, such as those caused by viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS) and COVID-19, could adversely impact our and our tenants’ business by disrupting supply chains and transactional activities, creating labor shortages, and negatively impacting local, national, or global economies.

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. We have no operational control over the business of our tenants and associated health systems. Our tenants experience operational challenges from time-to-time, and this can be even more of a risk for those tenants that grow (or have grown) via acquisitions in a short time frame, like Circle, and others. Such operational challenges can result in our tenants and operators having to write-off uncollectible accounts receivable, incurring higher expenses, or even undergoing insolvency in certain cases.

For example, we recorded approximately $1.6 billion of real estate and other impairment charges related to Steward in 2024 due to operational and liquidity challenges. For more information, including reserves and impairment charges, see Note 3 to Item 8 of this Annual Report on Form 10-K. We are dependent upon the ability of our tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations. As of December 31, 2024, our largest tenants – Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical – represented 14.2%, 8.6%, 8.3%, 5.7%, and 5.1%, respectively, of our total assets.

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

In addition, our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and South America and changes in regulations may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. Any adverse result to our tenants (particularly Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical) in regulatory proceedings or financial or operational setbacks may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us.

We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with the traditional net leasing structure.

At December 31, 2024, we have approximately $0.4 billion of investments in unconsolidated operating entities, or 3% of our total assets. These investments include loans but also equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flow and returns from these investments may be more volatile than that of our traditional triple-net leasing structure.

As disclosed elsewhere in this Annual Report, operational challenges for certain operators have in the past, and may in the future, impact our ability to recover our investments, in part or at all, and therefore could have a material adverse impact on our financial condition, results of operations, stock price, and ability to make distributions to our stockholders. See the risk factor titled “Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical” and Item 7 of this Annual Report on Form 10-K.

The bankruptcy or insolvency of our tenants or investees could harm our operating results and financial condition.

Any bankruptcy filing by one of our tenants (such as Steward in 2024 and Prospect in 2025) could harm our operating results and financial condition. A bankruptcy filing could bar us from collecting pre-bankruptcy debts from that tenant or their property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy can be expected to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of these sums. If a lease is assumed by a tenant in bankruptcy (as in the case of Pipeline Health System, LLC ("Pipeline") in 2022), we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if we are required to seek one or more replacement operators for our facilities, this may result in delays and increase costs as transferring operations of healthcare facilities is highly regulated. If a lease is rejected by a tenant in bankruptcy, we could have only a secured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition. In addition, any bankruptcy filing by one of our tenants may require a disproportionate amount of our management’s attention and result in increased professional fees that may not be recovered.

In regard to the Steward bankruptcy, a global settlement was reached by all parties in September 2024, and we have begun the process of re-tenanting many of the properties. However, certain of the operators who have taken control over the former Steward-operated facilities are receiving transitional services from Steward. If Steward is unable to continue providing these services, these operators would be required to find alternative arrangements. These operators may be unable to find alternative arrangements on similar terms or within their anticipated timelines, which could impact their ability to pay rents due to us or service any loans that have been extended by us.

Declines in the fair value of our assets may force us to recognize impairment charges, which could adversely impact our financial condition, liquidity and results of operations.

We periodically evaluate our investments for impairment under generally accepted accounting principles (“GAAP”) in the U.S. based on factors such as market conditions, tenant performance and investment structure. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. For example, the early termination of, or default under, a lease by a tenant or operator may lead to an impairment charge with respect to the relevant asset. During the year ended December 31, 2024, we incurred approximately $2 billion of aggregate impairment charges relating to our investments in Steward and Prospect. For more information, including reserves and impairment charges, see Note 3 to Item 8 of this Annual Report on Form 10-K.

Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired asset. There is no assurance that adverse impairment charges will be reversed in the future and the decline in the impaired asset’s value could be permanent. There can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our financial condition, liquidity, results of operations and the market price of our common stock.

It may be costly to replace defaulting tenants and we may not find suitable replacements on suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate the lease, repossess the facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants may initiate litigation in connection with a lease termination or repossession against us. If a tenant-operator defaults and we choose to terminate the lease, we would then be required to find another tenant-operator or to sell the facility. The transfer of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. The lease of these properties to non-healthcare operators may be difficult due to the added cost and time of refitting the properties. If we are unable to re-let the properties, we may be forced to sell the properties at a loss. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. Defaults by our tenants under our leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Defaults by our significant tenants under master leases (like Circle, Priory, HSA, Lifepoint Behavioral, and Swiss Medical) would have an even more pronounced negative impact.

It may be costly to find new tenants when lease terms end, and we may not be able to replace such tenants with suitable replacements on suitable terms.

Failure on the part of a tenant to renew or extend the lease at the end of its fixed term could result in us having to search for, negotiate with, and execute new lease agreements. The process of finding and negotiating with a new tenant, along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is untenanted, may be costly and require a disproportionate amount of our management’s attention. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, the non-renewal or extension of leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. This risk is even greater for those properties under master leases (like Circle and Prospect) because several properties have the same lease ending dates. See Item 2 for our lease and loan maturity schedule.

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

At December 31, 2024, we had approximately 47.8% of our total assets located in eight different countries outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in other countries, the impact from Brexit and future developments in the European Union, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

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

We receive a significant portion of our revenues by leasing assets under long-term net leases that generally provide for fixed rental rates subject to annual escalations. These annual escalations may be contingent on changes in CPI (or a similar index internationally), typically with specified caps and floors. If, as a result of weak economic conditions or other factors, the CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions or higher than normal inflation results in significant increases in CPI (as was the case in 2023), but the escalations under our leases are capped, our growth and profitability may be limited.

Conversely, higher than normal increases in CPI could negatively impact our tenants' profitability, particularly if reimbursement revenues from governmental programs, like Medicare, do not keep pace. Even if these governmental programs eventually increase reimbursement rates in line with CPI, there could be interim shortfalls for our tenants, which may adversely impact our ability to collect rent/interest on a timely basis.

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

We have 100 leased properties that are subject to purchase options as of December 31, 2024. For 85 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements generally provide for an appraisal process to determine fair market value. For eight of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not currently in default, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining seven properties, the purchase options approximate fair value.

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

We have investments in five unconsolidated real estate joint ventures with independent parties that total approximately $1.2 billion at December 31, 2024. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions if needed, that our partner might have economic or other interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we may need to provide additional funding to the joint ventures to meet its obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interests at a time that is not advantageous to us. Any loss of income, cash flow, or disruption of management’s time could have a negative impact on the rest of our business.

Increased scrutiny and changing expectations from investors, employees, and other stakeholders regarding our corporate responsibility practices and reporting could cause us to incur additional costs, devote additional resources, and expose us to additional risks, which could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increased scrutiny related to their corporate responsibility practices and reporting. Investors, employees, and other stakeholders have begun to focus on corporate responsibility practices and to place greater importance on the implications and social cost of their investments and business decisions. For example, an increasing number of investment funds focus on positive corporate responsibility practices and sustainability scores when making an investment decision. In addition, investors, particularly institutional investors, use corporate responsibility practices and scores to benchmark companies against their peers and if a company is perceived as lagging, such investors may engage with a company to improve disclosure or performance and may also make voting decisions on this basis. Given this increased focus and demand, public reporting regarding corporate responsibility practices is becoming more broadly expected. If our practices and reporting regarding, among others, corporate governance, environmental compliance, human capital management, and workforce inclusion and diversity do not meet investor, employee, and other stakeholder expectations, our reputation may be negatively impacted. We could also incur additional costs and devote additional resources to monitoring, reporting, and implementing various corporate responsibility practices. Our failure, or perceived failure, to meet the goals and objectives we set in our sustainability disclosure or the expectations of our various stakeholders, could negatively impact our reputation, tenant and employee retention, and access to capital.

FINANCING RISKS

Our indebtedness could adversely affect our financial condition and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 28, 2025, we had approximately $9.0 billion of debt outstanding - see "Contractual Commitments" in Item 7 of this Annual Report on Form 10-K for a schedule of our debt coming due over the next five years. Our indebtedness could have significant effects on our business, including by:

•
requiring us to use a substantial portion (or all) of our cash flow from operations to service our indebtedness, which would reduce available cash flow to fund working capital, development projects, and other general corporate purposes, as well as cash distributions;
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

Our future borrowings under our loan facilities may bear interest at variable rates in addition to the $0.3 billion in variable interest rate debt that we had outstanding as of February 28, 2025. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to refinance debt maturing in 2026 and future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, joint venture proceeds, or sales of facilities, our cash flow may not be sufficient to repay all maturing debt in years when significant balloon payments come due. See Item 7 of this Annual Report on Form 10-K for further information on our debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our credit facility ("Credit Facility") and the indentures governing our outstanding senior notes and other debt instruments that we may enter into in the future are subject to customary financial, operational, and reporting covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our Credit Facility and senior notes limit the amount of dividends we can pay. Furthermore, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness, and the terms of our senior secured notes issued in February 2025 limit the amount of first lien debt that can be secured on the collateral of such notes. Finally, our Credit Facility requires compliance with certain borrowing base conditions, as well as maintenance of maximum total leverage and unsecured leverage ratios and a minimum unsecured interest coverage ratio. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility (as was done in April and August of 2024, and most recently in February 2025); however, such modified covenants could be temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants, among others, that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 28, 2025, we had approximately $0.3 billion in variable interest rate debt along with €655 million in our joint venture arrangement with Primotop Holdings S.à.r.l. (“Primotop”). This variable rate debt subjects us to interest rate volatility. To manage this interest rate volatility, we from time-to-time have entered into interest rate swaps to fix the interest rate. However, these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, that these arrangements may not be effective in reducing our exposure to interest rate changes, and that these arrangements may result in higher interest rates than we would otherwise have (in the case of our interest rate swaps). Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to service our debt and make distributions to our stockholders.

The market price and trading volume of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investment.

As observed in 2024 and 2023, the market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. A variety of factors may cause significant price variations, including, we believe, the amount and status of short interest in our securities and any coordinated trading activities or large derivative positions in our common stock. For example, the potential for a "short squeeze" whereby a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, may result in volatility in our stock price. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price.

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
•
actions by institutional stockholders;
•
an oversupply of, or a reduction in demand for, general acute care hospitals, behavioral health facilities, post acute care facilities, or freestanding ER/urgent care facilities;
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

During 2024, our credit ratings were lowered by both S&P Global and Moody's Investors Service. As of February 28, 2025, S&P Global rates Medical Properties Trust and our unsecured notes at CCC+. Our corporate family rating for Moody's was upgraded in February 2025 to B3 and Moody's assigned a B2 rating to the new secured debt that was issued in February 2025 (see Note 14 to Item 8 of this Annual Report on Form 10-K for more information on this offering). However, S&P currently has a negative outlook on our ratings, and there can be no assurance that we will be able to maintain or improve our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

An increase in market interest rates may have an adverse effect on the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our price per share of common stock, relative to market interest rates. In recent years, elevated inflation has prompted central banks to tighten monetary policies and raise interest rates, which can create headwinds to economic growth. Previous rate hikes enacted by the Federal Reserve in 2022 and 2023 have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. In 2024, amid cooling inflation, the Federal Reserve cut interest rates three times. However, if market interest rates remain elevated or if they were to begin rising again, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, rising interest rates would result in increased interest expense on our variable-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions.

As a result of the Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 for sales of securities, including under an ATM program, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short-form registration statement that is automatically effective and allows the incorporation by reference of past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” by registering an indeterminate amount of specified securities which, combined with automatic effectiveness and the ability to forward incorporate information, allows issuers to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to Form S-11. As a result of the Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 for sales of securities, including under an at-the-market ("ATM") program, until June 1, 2025, which may impair our ability to raise necessary capital to repay our debt obligations as they become due, pursue acquisition and development opportunities, and execute our business strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use a registration statement on Form S-3, we may experience delays in the offering process due to SEC review of a registration statement on Form S-11, experience downward pressure on our share price given that we will have to disclose the offering prior to formal commencement, and incur increased offering and transaction costs. If we are unable to raise capital through a registered offering, we would be required to conduct financing transactions on a private placement basis, subject to pricing, size and other limitations for equity raises under the NYSE rules, or seek other sources of capital, which are not guaranteed. The foregoing limitations on our financing approaches could have a material adverse effect on our results of operations, liquidity and financial position.

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make distributions, which (if paid in cash) reduce our ability to fund acquisitions and developments with retained earnings. Thus, access to the capital markets, bank borrowings and other financing vehicles is important to fund new opportunistic investments. Due to market or other conditions, we may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, or at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to service our debt and make distributions to our stockholders.

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

Our leases and mortgage loans generally require our tenants/borrowers to carry property, general liability, professional liability, loss of earnings, all risk, and extended coverage insurance in amounts sufficient to permit the replacement of the facility in the event of a total loss, subject to applicable deductibles. We carry general liability insurance and loss of earnings coverage on all of our properties as a contingent measure in case our tenant’s coverage is not sufficient. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, fires, floods, hurricanes, and acts of terrorism, which may be uninsurable or not insurable at a price we or our tenants/borrowers can afford. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impracticable to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected facility. If any of these or similar events occur, it may reduce our return from the facility and the value of our investment. We continually review the insurance maintained by our tenants/borrowers and believe the coverage provided to be adequate and customary for similarly situated companies in our industry. However, we cannot provide any assurances that such insurance will be available at a reasonable cost in the future. Also, we cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

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

We have acquired interests in 21 facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the land. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, which could be a negative impact to our financial condition. Ground leases may also restrict our use of facilities, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our facility lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we found a replacement tenant, which would negatively impact our cash flows and results of operations.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

The continued pressure on healthcare reimbursement in the U.S. and other countries in which we do business, including shifts from fee-for-service reimbursement towards alternative payment models, other healthcare policy reforms, and government cost cutting measures, could adversely affect the profitability of our tenants and hinder their ability to make payments to us.

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

Additionally, government and commercial payors in the United States, and in other countries (like Colombia) in which we do business, have the ability to withhold or delay claims payments to our tenants. Delayed or withheld payments may be due to a variety of reasons including, but not limited to, initial denials based on incomplete or inaccurate documentation, payors strategically slowing payments, a lack of funds available, or a combination of these and other factors. Delayed or withheld payments to our tenants may impact those tenants’ cash flow and working capital. We cannot predict when and to what extent these delays may occur, nor whether our business will be adversely impacted.

The CMS regulatory restrictions on reimbursement for long-term acute care hospitals ("LTACHs") and inpatient rehabilitation hospitals ("IRFs") can lead to reduced reimbursement for our tenants that operate such facilities and departments. CMS continues to explore restrictions on LTACH and IRF reimbursement focused on more targeted facility and patient level criteria.

The Reform Law enacted in 2010 represented a major shift in the U.S. healthcare industry by, among other things, allowing millions of formerly uninsured individuals to obtain health insurance coverage and by significantly expanding Medicaid.

In addition to the items above, governments may look for cost cutting measures (similar to what the U.S. is currently doing) to balance budgets and/or control government deficits. Such cost cutting measures may add pressure on healthcare reimbursement to our tenants, some of which rely heavily on such reimbursements.

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

Regulatory restrictions on REIT transactions could adversely affect our business.

On January 8, 2025, Massachusetts enacted House Bill 5159, which increases regulatory oversight of healthcare transactions involving REITs. The law prohibits certain sale-leaseback transactions for acute-care hospitals, restricts the issuances of new hospital licenses for facilities leased from REITS, and subjects REIT investments to enhanced transaction reviews and financial reporting requirements.

These restrictions may limit our ability to acquire and lease hospital properties in Massachusetts and, if similar restrictions are widely adopted in other states, such restrictions may limit our ability to acquire and lease hospital properties, delay transactions, increase compliance costs, and expose us to greater regulatory and legal risk, which may adversely affect our results of operations and financial condition.

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

We are, and from time-to-time may be, involved in litigation, regulatory proceedings and other governmental inquiries. In particular, recent media and political focus on private investments in healthcare has led to heightened regulatory focus in this area, including Congressional efforts to increase federal oversight over healthcare facilities and an increase in SEC enforcement activity and government investigations relating to certain of our assets and tenants. An unfavorable resolution of pending or future litigation, regulatory proceedings, governmental inquiries, or other claims could have a material adverse effect on our and our tenants’ business, results of operations and financial condition. Regardless of outcome, any litigation, regulatory proceeding or governmental inquiry, and related adverse publicity, may result in substantial costs and expenses, significantly divert the attention of management, and materially damage our reputation. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if not indemnifiable by our tenants, or if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

We believe that we qualify as a REIT for U.S. federal income tax purposes as of December 31, 2024. In addition, we own a direct interest in several subsidiary REITs that have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the 2019 and 2022 tax years, respectively. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the U.S. federal or state tax laws relating to, or the U.S. federal or state income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our Board to revoke the REIT election, which it may do without stockholder approval.

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

Failure to make required distributions as a REIT would increase our tax burden.

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

Led by our Director of Information Technology and Security (“Director of IT”) with years of experience in Information Technology, our CSIRT, comprising cross-functional professionals, collaborates to execute our cybersecurity risk assessment and management processes by reviewing and assessing cybersecurity initiatives, including the incident response plan, cybersecurity compliance, training, and overall risk management efforts. The collaborative efforts of the Board and our skilled CSIRT team underscore our commitment to effectively addressing and mitigating cybersecurity risks within the organization.

ITEM 2. Properties

At December 31, 2024, our portfolio (including properties in our five real estate joint ventures) consisted of 396 properties (including properties under construction or in the form of a first lien mortgage loan) operated by 53 different operators. Our vacant facilities represent less than 1% of total assets at December 31, 2024.

	Total Properties	Total 2024 Revenues	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$793	$6,423
Arizona	10	39,146	379,801
Arkansas	1	10,671	67,536
California	17	92,200	935,470
Colorado	3	15,720	104,079
Connecticut	3	35	176,087
Florida	6	18,168	840,876	(B)
Idaho	6	36,993	295,533
Indiana	4	7,122	60,374
Iowa	1	5,365	46,483
Kansas	9	15,048	208,913	(B)
Kentucky	1	4,797	54,746
Louisiana	6	5,539	109,955
Massachusetts	2	877	226,331
Michigan	2	3,028	19,678
Missouri	4	22,095	121,529
Montana	1	1,964	18,904
New Jersey	2	29,187	146,080
New Mexico	2	5,240	49,488
North Carolina	1	3,145	30,938
Ohio	9	27,791	327,577	(B)
Oklahoma	2	7,618	70,188
Oregon	1	12,516	83,586
Pennsylvania	9	31,973	298,684
South Carolina	6	16,995	127,594
Texas	48	91,782	1,394,296	(C)
Utah	7	37,248	147,782	(E)
Virginia	2	790	16,286
Washington	2	4,297	36,435
Wisconsin	1	3,594	21,554
Wyoming	3	9,936	91,401
Other assets	—	—	951,486
Total United States	173	$561,673	$7,466,093
International:
Colombia	4	$5,177	$141,508
Germany	85	40,662	672,343	(E)
Italy	8	—	77,592	(E)
Portugal	2	3,571	45,647
Spain	9	11,534	247,996	(D)(E)
Switzerland	19	1,015	719,632	(E)
United Kingdom	92	359,991	3,985,672
Finland	4	11,924	199,721
Other assets	—	—	738,390
Total International	223	$433,874	$6,828,501
Total	396	$995,547	$14,294,594

(A)
Represents total assets at December 31, 2024.
(B)
Includes one facility that was vacant at December 31, 2024.
(C)
Includes a development project still under construction and facilities that were vacant at December 31, 2024.

(D)
Includes development projects still under construction at December 31, 2024.
(E)
For Germany, the U.S., Switzerland, Spain, and Italy, we own properties through five real estate joint venture arrangements. The table below shows revenues earned from our joint venture arrangements:

	Total Properties	Total 2024 Revenues
	(Dollars in thousands)
Germany	71	$66,871
U.S.	5	11,355
Switzerland	19	52,544
Spain	2	7,127
Italy	8	6,006
Total	105	$143,903

(1)
The table above does not include $38 million of revenue earned in 2024 from our Massachusetts-based partnership with Macquarie, which was terminated in the third quarter of 2024.

A breakout of our facilities at December 31, 2024 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	173	28,183,587	17,474
Behavioral health facilities	69	3,158,336	4,363
Post acute care facilities	133	14,096,656	17,246
FSERs	21	179,081	—
	396	45,617,660	39,083

(A)
Excludes our facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2025	3	$4,962	0.5%	442,947	241
2026	2	1,152	0.1%	23,782	24
2027	3	4,788	0.5%	622,778	140
2028	8	20,880	2.0%	2,281,409	548
2029	6	16,247	1.5%	808,610	527
2030	9	6,205	0.6%	205,795	59
2031	4	4,919	0.5%	172,655	89
2032	22	57,079	5.3%	1,067,663	754
2033	5	6,201	0.6%	85,477	24
2034	15	108,437	10.2%	2,526,898	2,186
Thereafter	296	837,301	78.2%	34,581,624	33,240
Total	373	$1,068,171	100.0%	42,819,638	37,832

(1)
Schedule includes leases and mortgage loans and related terms as of December 31, 2024.
(2)
Reflects all properties, including those that are part of real estate joint ventures, except vacant properties (less than 1% of total assets), facilities that are under development, and transitioning properties.
(3)
Represents base rent/interest income contractually owed per the lease/loan agreements on an annualized basis as of period end (including foreign currency exchange rates) but does not include tenant recoveries, additional rents and other lease-related adjustments to revenue (i.e., straight-line rents and deferred revenues), or any reserves or write-offs.

ITEM 3. Legal Proceedings

We are party to various lawsuits as further described in Note 8 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is possible or to estimate reasonably possible losses.

In addition to the foregoing, we are currently and have in the past been subject to various other legal proceedings and regulatory actions in connection with our business. We believe that the resolution of any current pending legal or regulatory matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal and regulatory matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of such matters could have a material adverse effect on our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

	High	Low	Dividends
Year Ended December 31, 2024
First Quarter	$5.16	$2.92	$—
Second Quarter	6.54	3.94	0.30
Third Quarter	6.55	3.92	0.08
Fourth Quarter	5.91	3.63	0.08
Year Ended December 31, 2023
First Quarter	$14.00	$7.10	$0.29
Second Quarter	9.41	7.20	0.29
Third Quarter	10.74	4.97	0.15
Fourth Quarter	5.77	4.04	0.15

On February 28, 2025, the closing price for our common stock, as reported on the New York Stock Exchange, was $5.90 per share. As of February 28, 2025, there were 37 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

(b) Not applicable.

(c) Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2024:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1-October 31, 2024	94	$5.89	—

(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which shares were purchased based on their fair market value on the vesting date.

The following graph provides a comparison of cumulative total stockholder returns for the period from December 31, 2019 through December 31, 2024, among us, the S&P 500 Index, MSCI U.S. REIT Index, and Dow Jones U.S. Real Estate Health Care Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

Total Return Performance
250
200
150
100
50
0
Index Value
Medical Properties Trust, Inc.
S&P 500 Index
MSCI U.S. REIT Index
Dow Jones U.S. Real Estate Health Care Index
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Medical Properties Trust, Inc.	100.00	109.05	124.60	63.54	31.62	28.07
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
MSCI U.S. REIT Index	100.00	92.43	132.23	99.82	113.54	123.47
Dow Jones U.S. Real Estate Health Care Index	100.00	90.20	104.84	81.93	93.29	120.49

The graph and accompanying text shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

ITEM 6. [Reserved]

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

We may make other loans to certain of our operators through our TRSs, which the operators use for working capital. Although it represents less than 1% of our total assets at December 31, 2024, we consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that could yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create a competitive advantage for our company over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2024, our portfolio (including real estate assets in joint ventures) consisted of 396 properties, of which 388 properties are leased or loaned to 53 operators, including facilities under development or in the form of mortgage loans.

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.

Selected Financial Data

The following sets forth selected consolidated financial and operating data. You should read the following selected financial data in conjunction with the consolidated financial statements and notes thereto of each of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. and their respective subsidiaries included in Item 8 of this Annual Report on Form 10-K.

	For the Years Ended December 31,
	2024	2023
	(In thousands except per share data)
OPERATING DATA
Total revenues	$995,547	$871,799
Expenses:
Interest	417,824	411,171
Real estate depreciation and amortization	447,657	603,360
Property-related	27,255	41,567
General and administrative	133,789	145,588
Total expenses	1,026,525	1,201,686
Other (expense) income:
Gain (loss) on sale of real estate	478,693	(1,815)
Real estate and other impairment charges, net	(1,825,402)	(376,907)
(Loss) earnings from equity interests	(366,642)	13,967
Debt refinancing and unutilized financing (costs) benefit	(4,292)	285
Other (including fair value adjustments on securities)	(615,565)	7,586
Income tax (expense) benefit	(44,101)	130,679
Net loss	(2,408,287)	(556,092)
Net income attributable to non-controlling interests	(1,984)	(384)
Net loss attributable to MPT common stockholders	$(2,410,271)	$(556,476)
Net loss attributable to MPT common stockholders per diluted share	$(4.02)	$(0.93)
Weighted-average shares outstanding — basic and diluted	600,248	598,518
OTHER DATA
Dividends declared per common share	$0.46	$0.88
FFO(1)	$(1,400,123)	$287,793
Normalized FFO(1)	$482,705	$951,066
Normalized FFO per share(1)	$0.80	$1.59
Cash paid for acquisitions and other related investments	$105,618	$212,287

	December 31,
	2024	2023
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$12,471,543	$14,778,132
Real estate accumulated depreciation/amortization	(1,422,948)	(1,407,971)
Cash and cash equivalents	332,335	250,016
Investments in unconsolidated real estate joint ventures	1,156,397	1,474,455
Investments in unconsolidated operating entities	439,578	1,778,640
Other loans	109,175	292,615
Other	1,208,514	1,138,957
Total assets	$14,294,594	$18,304,844
Debt, net	$8,848,112	$10,064,236
Other liabilities	612,699	606,743

Total Medical Properties Trust, Inc. stockholders’ equity	4,832,729	7,631,600
Non-controlling interests	1,054	2,265
Total equity	4,833,783	7,633,865
Total liabilities and equity	$14,294,594	$18,304,844

(1)
See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2024 Highlights

In 2024, our focus was on improving our liquidity position, managing our near-term debt maturities, and securing as much value as possible while exiting our relationship with Steward. In regard to improving liquidity, we set a target to generate $2 billion of liquidity in 2024, which we surpassed by approximately $800 million through a combination of real estate asset sales (discussed below) that resulted in approximately $500 million of gains on sale and closing on a new secured loan facility with a 10-year term for approximately £631 million (approximately $800 million). In addition, we reduced our dividend from $0.15 per share to $0.08 per share for the last two quarters of the year, which resulted in cash savings of approximately $40 million per quarter. With these liquidity proceeds in 2024 and those from our private offering of notes (discussed below) shortly after year-end, along with our ability to extend our revolving credit facility for an additional year (subject to certain conditions), we have successfully cleared all debt maturities through June 30, 2027, other than one issue of unsecured notes of €500 million due in October 2026. In regard to Steward, the bankruptcy court approved a global settlement in September 2024 between Steward, its lenders, the unsecured creditors committee, and us. The settlement is more fully described in "Significant Tenants"; however, in summary, the settlement effectively ended our relationship with Steward and allowed us to regain control of 23 of our properties and begin the process of re-tenanting the properties as discussed below.

See below for more detail on our 2024 activities:

•
Disposal transactions:
(1)
Generated approximately $130 million from the sale of our interest in the Priory syndicated term loan and remaining minority interest in Lifepoint Behavioral in the 2024 first quarter;
(2)
Sold five properties in April 2024 to Prime Healthcare Services, Inc. ("Prime") for $350 million, including a $100 million interest-bearing mortgage loan that was subsequently fully paid in August 2024, realizing a gain on sale of approximately $53 million;
(3)
Sold our controlling interest in five Utah hospitals in April 2024 for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture with an institutional asset manager. We recognized a gain on sale of the real estate of approximately $380 million and retained an approximately 25% interest in the partnership valued initially at approximately $108 million. In conjunction with this transaction closing, the joint venture placed new non-recourse secured financing on the properties, providing $190 million of additional cash to us. In total, we received approximately $1.1 billion of cash proceeds from this transaction;
(4)
Completed the sale of eight properties to Dignity Health in July 2024 for approximately $160 million, realizing a gain on sale of $85 million;
(5)
Completed the sale of 11 properties to UCHealth in August 2024 for approximately $86 million, realizing a gain on sale of $40 million;
(6)
Completed the sale of Watsonville Community Hospital in Watsonville, California in October 2024 for proceeds of approximately $40 million, and two freestanding emergency department facilities in Texas for approximately $5 million. In addition, we received approximately $47 million in October 2024 from proceeds generated by the sale of three Space Coast properties as previously described in “Significant Tenants”; and
(7)
Completed several small transactions that resulted in approximately $9 million in net proceeds.
•
Additional financing transactions:
(1)
Paid off the remaining A$470 million (approximately $306 million) Australian term loan facility in April 2024;
(2)
Funded and early discharged our British pound sterling secured term loan of approximately £105 million that was due in December 2024; and
(3)
Amended our credit facility in April and August 2024 which (i) reduced revolving commitments thereunder from $1.8 billion to $1.28 billion, (ii) modified certain covenants; (iii) required proceeds from asset sales and debt transactions be used to repay certain loans outstanding; (iv) increased borrowing spreads from 225 basis points to

300 basis points; and (v) limited the payment of dividends in cash to $0.08 per share in any fiscal quarter – see Note 4 to Item 8 of this Annual Report on Form 10-K for more information regarding these amendments.
•
Tenant and property activity:
(1)
Incurred approximately $2.4 billion of impairment charges and negative fair value adjustments in 2024 primarily related to Steward and Prospect as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K;
(2)
Re-leased 18 of the former 23 Steward operated facilities to six operators including Honor Health, Quorum Health, HSA, Insight Health, College Health, and Tenor Health (effective January 2025);
(3)
Recovered from our casualty insurers cash in excess of our recovery receivable related to the 2020 storm losses at our Norwood redevelopment;
(4)
Completed a building improvement project on an existing general acute care facility in Idaho Falls, Idaho in October 2024 for a total amount of approximately $50 million and commenced collection of rent; and
(5)
Entered into a new forbearance and restructuring agreement in December 2024 with a former tenant that represented approximately 1% of our total assets and received $10 million at the signing of this agreement for unpaid rent.
•
Selected as one of Newsweek’s Most Responsible Companies in 2024.

Subsequent to December 31, 2024, the following activities took place:

•
Repaid the remaining outstanding balance of the British pound sterling term loan due 2025 at maturity in January 2025 of £493 million, with a combination of cash on hand and available capacity under our revolving Credit Facility;
•
Due to its ongoing operational and liquidity challenges, Prospect filed for Chapter 11 bankruptcy in January 2025 with the United States Bankruptcy Court for the Northern District of Texas;
•
Sold two properties in January 2025 for approximately $20 million; and
•
Completed a private notes offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032, proceeds of which were used to fund the redemption in full of our 3.325% senior notes due 2025, 2.500% senior notes due 2026, and 5.250% senior notes due 2026, including related accrued interest, fees and expenses. Remaining proceeds were used to paydown our revolving credit facility, resulting in approximately $1.2 billion of availability at February 28, 2025. Concurrent with the notes offering, we amended our credit facility which, among other things, (i) modified certain financial covenants and eliminated others including the minimum consolidated tangible net worth covenant; (ii) lowered borrowing spreads from 300 basis points to 225 basis points; (iii) removed the limitation on the payment of dividends in cash of $0.08 per share in any fiscal quarter; and (iv) provided for the Credit Facility to be secured and guaranteed ratably with the newly issued secured notes – see Note 4 to Item 8 of this Annual Report on Form 10-K for more information regarding this amendment.

2023 Highlights

In 2023, economic uncertainty, high interest rates, and inflationary pressures affected our business (and that of some of our tenants) and caused us to look at several initiatives to improve cash flows, reduce costs, and secure the value of our non-performing assets. In 2023, we completed strategic property sales, highlighted by the sale of our 11 Australia properties for A$1.2 billion. We used the proceeds from this sale to partially paydown our A$1.2 billion Australian term loan as well as our revolving credit facility. In regard to cost reduction, we implemented a REIT tax structure in the U.K. in the second quarter of 2023 that provides quarterly income tax savings. In addition, we reduced our dividend from $0.29 per share per quarter to $0.15 starting with our dividend declared in the 2023 third quarter, which equates to annual cash savings of approximately $330 million.

A summary of additional 2023 activity is as follows:

•
Recorded approximately $700 million in various charges related to our investments in Steward and moved to the cash basis of accounting at December 31, 2023;
•
Agreed to a restructuring of our investments in Prospect, that included a new investment in PHP Holdings (see Note 3 to Item 8 of this Annual Report on Form 10-K for more information on this transaction);
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
•
Sold three facilities to Prime for approximately $100 million;
•
Catholic Health Initiatives Colorado ("CHIC") acquired the Utah hospital operations of five general acute care facilities previously operated by Steward, and we received $100 million from Steward as a result of this transaction (see Note 3 to Item 8 of this Annual Report on Form 10-K for further details);
•
Received CHF 60 million from the payoff of a loan by Infracore;
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
•
Completed two developments for approximately $70 million that are leased to Ernest Health, Inc. (“Ernest”); and
•
Selected as one of Modern Healthcare's Best Places to Work in healthcare in 2023, for the third consecutive year.

Critical Accounting Estimates

In order to prepare financial statements in conformity with GAAP in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation, recurring accounting for those investments that we have selected under the fair value option method, or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether investments we make in certain businesses/entities should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the critical accounting policies described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our accounting estimates include the following:

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

Losses on Financing Lease Receivables: We apply a forward-looking “expected credit loss” model to all of our financing receivables, including financing leases and loans. To do this, we group our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further group our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determine a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjust as needed for current trends or unusual circumstances. We apply these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is underperforming and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

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

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, in the event we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the weighted-average useful life of approximately 38.6 years for buildings and improvements.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2024, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 28.3 years at December 31, 2024. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense, as was the case in 2023 with the re-leasing of the Utah properties to CommonSpirit as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2024. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Cash distributions on these types of investments are recorded to either income upon receipt (if a return on investment) or as a reduction of our investment (if the distributions received are in excess of our share of the investee’s earnings). For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

Fair Value Option Election: We elected to account for certain investments using the fair value option method, which means we mark these investments to fair market value on a recurring basis. At December 31, 2024, the amount of investments recorded using the fair value option were approximately $266 million made up of loans and equity investments (see Note 10 to Item 8 of this Annual Report on Form 10-K for additional details). Our loans are recorded at fair value based on Level 2 or Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

For our equity investment in the international joint venture and our investment in PHP Holdings at December 31, 2024, fair value is determined based on Level 3 inputs, by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the pending transaction (for our investment in PHP Holdings), which requires significant estimates of our investee such as projected revenue, expenses, and working capital and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach used for our investment in PHP Holdings, our unobservable inputs include purchase price adjustments related to expected balance sheet measures at the time of the transaction close, and an adjustment for a marketability discount (“DLOM”). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. The DLOM on our investment in PHP Holdings was approximately 14.2% at December 31, 2024. In arriving at the DLOM, we considered many qualitative factors, including the percent of control, the nature of the underlying investee’s business along with our rights as an investor pursuant to the operating agreement, the size of investment, expected holding period, number of shareholders, access to capital marketplace, etc. See Note 10 to Item 8 of this Annual Report on Form 10-K for additional details.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2024 and 2023, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

Liquidity and Capital Resources

Our typical sources of cash include our monthly rent and interest receipts, distributions from our real estate joint ventures, borrowings under our revolving credit facility, public and private issuances of debt, public issuances of our equity securities, and proceeds from bank debt, asset dispositions (either one-off or group asset sales through joint venture transactions), and principal payments on loans. Our primary uses of cash include dividend distributions, debt service (including principal and interest), new investments (including acquisitions, developments, or capital improvement projects), loan advances, property expenses, and general and administrative expenses.

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

See below for highlights of our sources and uses of cash for the past two years:

2024 Cash Flow Activity

We generated cash of approximately $245 million from operating activities during 2024, primarily consisting of rent and interest from mortgage and other loans and distributions from our real estate joint ventures. In addition to operating cash flows, we generated approximately $1.85 billion from the Utah Transaction and the sale of about 30 properties (as further discussed in Note 3 to Item 8 of this Annual Report on Form 10-K), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our investment activities and our dividends of $321 million, pay down over $1 billion of our revolving credit facility and £207 million (or $266 million) on our British pound sterling term loan due 2025, and to pay off both our Australian term loan facility of A$470 million (or $306 million) and our British pound sterling secured term loan due 2024 of £105 million (or $134 million).

See below for further details of these transactions along with additional liquidity activity in 2024:

a)
we completed the sales of 11 properties to UCHealth for approximately $86 million of proceeds and eight properties to Dignity Health for approximately $160 million of proceeds;
b)
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan that was fully repaid on August 29, 2024;
c)
we completed the Utah Transaction (as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and paid down a portion of our revolving credit facility;
d)
on May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors for an aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. See Note 4 to Item 8 of this Annual Report on Form 10-K for further details. We used the majority of the net proceeds of the facility to pay down portions of our revolving credit facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024;
e)
received cash related to our Norwood property that exceeded our recovery receivables (as discussed in Note 3 to Item 8 of this Annual Report on Form 10-K);
f)
completed the sale of Watsonville Community Hospital in Watsonville, California in October 2024 for proceeds of approximately $40 million, and two freestanding emergency department facilities in Texas for approximately $5 million. In addition, we received approximately $47 million in October 2024 from proceeds generated by the sale of three Space Coast properties as previously described in “Significant Tenants”;
g)
reduced our dividend from $0.15 per share to $0.08 per share for the last two quarters of the year, which resulted in cash savings of approximately $40 million per quarter;
h)
reduced revolving commitments under our revolving credit facility from $1.8 billion to $1.28 billion as part of a series of amendments more fully described below under “Debt Amendments, Restrictions, and Covenant Compliance”;
i)
on November 8, 2024, Astrana Health entered into a binding agreement to purchase the majority of PHP Holdings for approximately $745 million and the assumption of certain liabilities. After satisfaction of certain obligations, we expect to receive approximately $150 million in total proceeds. We expect to receive the majority of these proceeds in the first half of 2025, with the remainder by 2027; and
j)
primarily as a result of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new short-form registration statement on Form S-3 for sales of securities, including under an ATM program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for offerings (such as the private notes offering we completed in early 2025 as discussed below), such avenues are less expeditious and efficient than a shelf registration statement on Form S-3.

Subsequent to December 31, 2024, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our revolving credit facility. In addition, we completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. See Note 14 to Item 8 of this Annual Report on Form 10-K for additional details. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to paydown our revolving credit facility by approximately $800 million.

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
c)
received approximately $500 million of loan principal proceeds, including approximately $200 million from the Lifepoint Transaction, $100 million from Steward after the completion of their sale of Utah properties to CHIC, CHF 60 million from the payoff of a loan by Infracore, and approximately $100 million from the sale of our interest in Steward's asset-backed credit facility to a third-party;
d)
funded approximately $290 million of new investments, including $125 million to Prospect as part of its recapitalization plan that was implemented on May 23, 2023;
e)
funded approximately $195 million to Steward, including our participation in its syndicated four-year asset-backed credit facility and loans for general working capital purposes;
f)
paid off our £400 million 2.550% Senior Unsecured Notes due 2023 (of which we purchased approximately £50 million before the maturity date at a discount); and
g)
reduced our quarterly dividend per share from $0.29 to $0.15 in the 2023 third quarter, which provided for annual cash savings of approximately $330 million based on shares outstanding at the time.

Debt Amendments, Restrictions, and Covenant Compliance

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, along with customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the facility, the entire outstanding balance may become immediately due and payable.

On April 12, 2024, we amended the Credit Facility and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, (iii) lower the maximum permitted secured leverage ratio from 40% to 25%, and (iv) waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sale and debt transactions.

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 to (i) further reduce our maximum borrowing in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined below) and then to 225 basis points after the Modified Covenant Period, and (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds).

The amendments also amended certain covenants including increasing the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and decreasing the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. The amendments were effective as of June 30, 2024 and were to continue in effect through and including September 30, 2025 (the “Modified Covenant Period”) at which point the credit agreement provided that covenants would automatically reset to their prior levels. In addition, the amendments permanently reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds. The amendments also limited the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the amendments did not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

On February 13, 2025 and concurrent with the closing of our private notes offering discussed previously, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, which restrictions included additional mandatory prepayments and a restriction on cash dividends to $0.08 per share per fiscal quarter, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion of our Credit Facility would move to June 30, 2027 (subject to the satisfaction of the other conditions), (v) reset the interest rate to SOFR plus 225 basis points, (vi) provided for the loans thereunder to be secured and guaranteed ratably with the newly issued secured notes, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

As of December 31, 2024, we are in compliance with all such financial and operating covenants, as amended.

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

As disclosed earlier, on February 13, 2025, we completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032, resulting in total net proceeds of approximately $2.5 billion, after deducting discounts, commissions, and other offering related expenses. We used these net proceeds to fund the redemption in full of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. We also used approximately $800 million of net proceeds from this offering to pay down our Credit Facility, leaving a remaining balance of $104 million at February 28, 2025.

After this offering and the subsequent payoffs of the notes mentioned above, we have no debt maturities coming due in the next twelve months. In addition, we have liquidity of $1.4 billion (including cash on hand and availability under our $1.28 billion revolving credit facility) at February 28, 2025. We believe this liquidity along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers is sufficient to fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material acquisitions of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.4 billion at February 28, 2025, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we may need to look to other sources, which may include one or a combination of the following:

•
further property sales or joint ventures;
•
monetizing our investments in operators, including our investment in PHP Holdings that is expected to close in the first half of 2025;
•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements and credit facility covenants;
•
identifying and implementing cost reduction opportunities;
•
entering into new secured loans on real estate;
•
extending the maturity or refinancing our existing Credit Facility and other term loans;

•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful. In addition, the Prospect bankruptcy related proceedings discussed previously may negatively impact the timing, value, and/or our ability to sell certain Prospect assets, such as the three Connecticut facilities and PHP Holdings.

As a result of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new shelf registration statement on Form S-3 for sales of securities, including under an ATM program, until June 1, 2025, which may impair our ability to raise capital in the public markets. While we are able to use other registration avenues for offerings, such avenues can be less expeditious and efficient than a shelf registration statement on Form S-3.

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 28, 2025 and includes the secured notes offering closed on February 13, 2025 and related use of funds discussed previously (amounts in thousands):

Commitments (1)	2025	2026	2027	2028	2029	Thereafter	Total
Senior unsecured notes(2)	$184,182	$723,744	$1,599,843	$884,463	$1,001,982	$1,823,302	$6,217,516
Senior secured notes	100,162	200,125	200,125	200,125	200,025	3,038,111	3,938,673
Revolving credit facility(3)	7,375	108,136	—	—	—	—	115,511
Term loan	11,343	13,533	206,711	—	—	—	231,587
British pound secured loan facility	40,845	54,609	54,609	54,759	54,609	1,039,753	1,299,184
Operating lease commitments(4)	6,518	8,139	7,334	6,734	6,789	185,887	221,401
Purchase obligations(5)	190,179	21,356	—	—	—	—	211,535
Totals	$540,604	$1,129,642	$2,068,622	$1,146,081	$1,263,405	$6,087,053	$12,235,407

(1)
We used the exchange rates at February 28, 2025 in preparing this table. For any variable rate debt, we have assumed that the interest rate in effect at February 28, 2025 remains in effect through maturity.
(2)
No debt principal maturities until October 15, 2026 for €500 million.
(3)
As of February 28, 2025, we have a $1.28 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was $104 million as of February 28, 2025) remains in effect through maturity, which currently is June 30, 2026 but can be extended by one year at our election, which we noticed the lenders of our plan to extend as part of our February 13, 2025 Credit Facility amendment.
(4)
Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(5)
Includes approximately $40 million of future expenditures related to development projects and $76 million of future expenditures on committed capital improvement projects.

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

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net loss for the year ended December 31, 2024, was $(2.4) billion ($(4.02) per share) compared to net loss of $(556.5) million ($(0.93) per share) for the year ended December 31, 2023. The net loss for both years was primarily related to loss of rent along with impairment charges and negative fair value adjustments on our investments in Steward and Prospect. The additional net loss in 2024 is primarily driven by the approximate $2.2 billion of impairment charges and negative fair value adjustments in 2024 related to Steward, Prospect, and the international joint venture, compared to the more than $700 million of impairment charges on Steward investments in 2023, as further described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. In addition, we had an approximate $550 million unfavorable fair value adjustment to our investment in PHP Holdings in 2024 along with lower revenues from Steward and property sales. In 2023, we recognized a $161 million tax benefit related to entering the U.K. REIT regime (as more fully described in Note 5 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K), with no similar benefit in 2024. These changes were partially offset by approximately $479 million of gains on real estate sales in 2024 along with lower real estate depreciation due to these sales. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $483 million for 2024, or $0.80 per share, as compared to $951 million, or $1.59 per share, for 2023. This 49% decrease in Normalized FFO is primarily due to lower revenues from Steward and from the various disposals in 2023 and 2024.

A comparison of revenues for the years ended December 31, 2024 and 2023 is as follows (dollar amounts in thousands):

	2024		2023		Change
Rent billed	$719,749	72.3%	$803,375	92.2%	$(83,626)
Straight-line rent	163,414	16.4%	(127,894)	(14.7)%	291,308
Income from financing leases	63,651	6.4%	127,141	14.6%	(63,490)
Interest and other income	48,733	4.9%	69,177	7.9%	(20,444)
Total revenues	$995,547	100.0%	$871,799	100.0%	$123,748

Our total revenues for 2024 increased by $123.7 million or 14% over the prior year. This change is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) — up $207.7 million from the prior year. Compared to 2023, we realized $14 million of incremental operating lease revenue from acquisitions in 2023 and the completion of capital addition and development projects, including the commencement of rent on two development properties in 2024. With the re-leasing of former Steward properties post the global settlement in the 2024 third quarter, we recorded approximately $10 million of revenue in the year. In addition, our 2024 operating lease revenues were benefited by $22 million from increases in CPI above the contractual minimum escalations in our leases and $9 million from favorable foreign currency fluctuations.

However, with our strategy to improve our liquidity position and reduce near-term maturities, we did have significant property sales in 2023 and 2024. These disposals resulted in a loss of operating lease revenue in 2024 compared to 2023 of approximately $173 million.

Finally, our operating lease revenues were significantly impacted by Steward in both 2024 and 2023 as detailed below:

a)
with Steward’s sale of its Utah operations to CommonSpirit in May 2023, this effectively canceled the old lease with Steward resulting in approximately $95 million of write-offs of straight-line rent receivables in 2023;
b)
with Steward’s operational and liquidity challenges surfacing in late 2023, we moved to the cash basis of accounting in December 2023, which resulted in approximately $400 million of reserves against unpaid rent and straight-line rent receivables which more than offset the roughly $200 million of revenue previously recorded in 2023; and
c)
in 2024, we received approximately $40 million in cash rent and this was reflected as revenue in the year.

See Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more details regarding the activity above.

•
Income from financing leases — down $63.5 million primarily due to receiving cash of approximately $25 million for rent revenue from Prospect (cash basis tenant) in 2024, whereas we recorded $82 million of rent for this tenant in 2023. In addition, financing lease income was lower by $7.5 million from the disposal of three Prime financing leases in the third quarter of 2023. These decreases were partially offset by approximately $1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income — down $20.5 million from the prior year due to the following:
o
Interest from loans — down $4.9 million, primarily due to an approximate $16.9 million decrease from loan payoffs in 2024 and 2023 (including $12.8 million from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024) and approximately $10.5 million more interest revenue in 2023 compared to the same period of 2024 as a result of the Prospect Transaction as described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

These decreases are partially offset by approximately $16 million of net reserves recorded in 2023 related to interest receivables from Steward and our international joint venture (as the $81 million of write-offs in the 2023 fourth quarter exceeded the amount of revenue recorded in the year), approximately $4 million of interest income from the Prime mortgage loan we received as a result of the Prime disposal (as further described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K including the repayment on August 29, 2024), approximately $1 million of higher income from annual escalations due to increases in CPI, approximately $0.8 million from loans made to new operators of the former Steward facilities, and approximately $1 million of favorable foreign currency fluctuations.

o
Other income — down $15.6 million from the prior year as we had less direct reimbursements from our cash basis tenants (such as Steward) for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for 2024 and 2023 totaled $417.8 million and $411.2 million, respectively. This increase is primarily related to additional interest from our British pound sterling secured term loan due 2034 that closed in May 2024 and an increase in our specific interest rates due to a credit rating adjustment in March 2023 and our Credit Facility amendment on August 6, 2024. Overall, our weighted-average interest rate was 4.3% for 2024, compared to 3.9% for 2023.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during 2024 decreased to $447.7 million from $603.4 million in 2023 due to accelerating the amortization of lease intangibles as part of the sale of hospital operations by Steward and re-leasing of the five Utah facilities to CommonSpirit in May 2023 (approximately $286 million) and the sale of various properties in 2024 and 2023. This decrease is partially offset by approximately $170 million of additional amortization expense recorded in 2024 primarily to fully amortize the intangibles associated with two master leases, including the Steward master lease that was terminated effective September 11, 2024.

Property-related

Property-related expenses for 2024 decreased to $27.3 million, compared to $41.6 million in 2023. Of the property expenses in 2024 and 2023, approximately $14 million and $29 million, respectively, represents costs (primarily property taxes and insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our consolidated statements of net income. The remaining non-reimbursed property expenses are consistent year over year and include expenses incurred at our vacant facilities along with costs incurred to manage our portfolio, including physical inspections.

General and Administrative

General and administrative expenses decreased to $133.8 million in 2024 compared to $145.6 million in 2023 due to various lower corporate costs including travel costs. For 2024, general and administrative expenses included $33.0 million of stock compensation expense (slightly lower than 2023), of which $4.6 million related to certain 2024 stock grants with cash-settled features that are marked to fair value quarterly.

Gain on Sale of Real Estate

During 2024, the gain on sale of real estate of $478.7 million primarily related to the disposal of five Prime facilities, the sale of a 75% interest in five Utah facilities as part of the Utah Transaction, and the sale of eight Dignity Health facilities and 11 UCHealth facilities as more fully described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We did not have any significant gain/loss on property sales in 2023.

Real Estate and Other Impairment Charges, Net

In 2024, we recognized $1.8 billion of real estate and other impairment charges and negative fair value adjustments, primarily associated with our investments in Steward, Prospect, and the international joint venture (including approximately $18 million related to our investment in three hospitals in Colombia) as further described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. In 2023, we recorded $376.9 million of impairment charges, of which $271 million related to our Steward properties, $86 million related to the Australia Transaction, and $11 million was a non-cash impairment charge on the three Prime properties sold.

(Loss) Earnings from Equity Interests

Loss from equity interests was ($366.6) million for 2024, compared to $14 million of earnings for 2023, primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie as further described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. This was partially offset by our share of income on our new Utah partnership as a result of the Utah Transaction in the second quarter of 2024. In 2023, we recorded a $30 million reserve of billed and straight-line rent on Steward leased properties that are included in our Massachusetts-based partnership with Macquarie (see Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further details).

Debt Refinancing and Unutilized Financing (Costs) Benefit

Debt refinancing and unutilized financing costs were $4.3 million for 2024. These costs were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025, both of which are described in more detail in Note 4 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We had a debt refinancing and unutilized financing net benefit in 2023 of $0.3 million including a $1.1 million benefit related to the purchase of £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price, partially offset by $0.8 million of costs associated with the partial prepayment of our A$1.2 billion Australian term loan in the second quarter of 2023.

Other (Including Fair Value Adjustments on Securities)

Other expense for 2024 was $615.6 million, compared to $7.6 million of income in the prior year. For 2024, we recognized an approximate $550 million unfavorable fair value adjustments to our investment in PHP Holdings. In addition, we incurred a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $51.3 million of legal and other professional expenses associated with the Steward bankruptcy and responding to certain defamatory statements published by certain parties, among other things. For 2023, we had an approximate $45 million favorable non-cash fair value adjustment on our investment in PHP Holdings and a CHF 20 million (approximately $22 million) unrealized gain on our equity investment in Swiss Medical Network, partially offset by unfavorable non-cash fair value adjustments on other investments marked to fair value in 2023 and approximately $16 million of expenses associated with responding to certain defamatory statements previously mentioned.

Income Tax

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $44.1 million income tax expense for 2024 is primarily based on the income generated by our investments in the U.K. and Germany, and included $5 million of additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. In comparison, we had a $130.7 million income tax benefit in 2023 that was primarily based on the $161 million benefit received by entering the U.K. REIT regime effective July 1, 2023 and a $5.0 million tax benefit recognized in the first quarter of 2023 related to the sale of our Australia facilities. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $419 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2024. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures

We consider non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of financial performance, financial position, or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to supplement our evaluation of operating performance and that we consider useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.

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

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2024 and 2023 (in thousands except per share data):

	For the Years Ended December 31,
	2024	2023
FFO Information
Net loss attributable to MPT common stockholders	$(2,410,271)	$(556,476)
Participating securities’ share in earnings	(946)	(1,644)
Net loss, less participating securities’ share in earnings	$(2,411,217)	$(558,120)
Depreciation and amortization	509,524	676,132
(Gain) loss on sale of real estate	(478,693)	1,815
Real estate impairment charges	980,263	167,966
Funds from operations	$(1,400,123)	$287,793
Write-off of billed and unbilled rent and other	2,514	649,911
Other impairment charges	1,255,929	208,941
Litigation and other	51,308	15,886
Share-based compensation adjustments	—	(9,691)
Non-cash fair value adjustments	563,666	(34,157)
Tax rate changes and other	5,119	(167,332)
Debt refinancing and unutilized financing costs (benefit)	4,292	(285)
Normalized funds from operations	$482,705	$951,066
Per diluted share data
Net loss, less participating securities’ share in earnings	$(4.02)	$(0.93)
Depreciation and amortization	0.86	1.13
(Gain) loss on sale of real estate	(0.80)	—
Real estate impairment charges	1.63	0.28
Funds from operations	$(2.33)	$0.48
Write-off of billed and unbilled rent and other	—	1.09
Other impairment charges	2.08	0.35
Litigation and other	0.09	0.03
Share-based compensation adjustments	—	(0.02)
Non-cash fair value adjustments	0.94	(0.06)
Tax rate changes and other	0.01	(0.28)
Debt refinancing and unutilized financing costs (benefit)	0.01	—
Normalized funds from operations	$0.80	$1.59

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

The table below is a summary of our distributions declared (and paid in cash) during the three year period ended December 31, 2024:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29
November 10, 2022	December 8, 2022	January 12, 2023	$0.29
August 18, 2022	September 15, 2022	October 13, 2022	$0.29
May 26, 2022	June 16, 2022	July 14, 2022	$0.29
February 17, 2022	March 17, 2022	April 14, 2022	$0.29

On February 13, 2025, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.08 per share of common stock to be paid on April 10, 2025, to shareholders of record on March 10, 2025.

We intend to pay to our stockholders, within the time periods prescribed by the Code, all or substantially all of our annual taxable income, including taxable gains from the sale of real estate and recognized gains on the sale of securities. It is our policy to make sufficient distributions to stockholders in order for us to maintain our status as a REIT under the Code and to efficiently manage corporate income and excise taxes on undistributed income, although there is no assurance as to further dividends because they depend on future earnings, capital requirements, and our financial condition. Although we have only made cash distributions historically, we may consider making stock dividends in the future for liquidity purposes, while still complying with REIT requirements. In addition, our Credit Facility limits the amount of cash dividends we can make — see Note 4 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2024, our outstanding debt totaled $8.9 billion, which consisted of fixed-rate debt of approximately $8.3 billion (after considering interest rate swaps in-place) and variable rate debt of $0.6 billion. If market interest rates increase by 10%, the fair value of our debt at December 31, 2024 (excluding the three senior unsecured notes paid off in 2025 with the new senior secured notes offering as discussed in Item 7 of this Annual Report on Form 10-K) would decrease by approximately $200.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $3.7 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $3.7 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.6 billion, the balance of such variable rate debt at December 31, 2024.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based solely on our 2024 operating results, a 10% change to the following exchange rates would have impacted our net income, FFO, and Normalized FFO by the amounts below (in thousands):

	Net Income Impact	FFO Impact	NFFO Impact
British pound (£)	$9,093	$18,948	$19,675
Euro (€)	1,293	5,927	5,785
Swiss franc (CHF)	220	2,396	3,252
Colombian peso (COP)	1,849	174	263

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of net income, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the carrying value of the Company’s real estate investments was $9.8 billion as of December 31, 2024, including land, buildings and improvements net of accumulated depreciation and intangible assets net of accumulated amortization. Management reviews real estate investments for impairment when events and circumstances indicate that the assets may not be recoverable. Management analyzes recoverability by comparing the carrying value of the real estate assets to a probability-weighted set of estimated undiscounted cash flows to be generated by those assets, including an estimated liquidation amount, during the expected holding periods. Assumptions used in determining undiscounted cash flows may include, but are not limited to, market rental rates, capitalization rates, and holding periods. If the recoverability analysis indicates that the carrying value of the real estate asset is greater than the expected future undiscounted cash flows, impairment losses are measured as the difference between carrying value and fair value of the assets. Future cash flows are discounted when determining fair value of an asset. Estimated future cash flows used in such analysis are based on the Company’s plans for the real estate asset and their view of market economic conditions. Assumptions used in determining fair value may include, but are not limited to, market rental rates, discount rates, and capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the undiscounted cash flows to be generated by the assets, and developing the fair value estimate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to evaluating management’s undiscounted cash flows to be generated by the assets and significant assumptions related to market rental rates and the holding period used in developing the undiscounted cash flows, and the market rental rates, capitalization rates, and discount rate used in the fair value estimate, and (iii) the audit effort for certain real estate investments involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment assessment, including controls over the development of the undiscounted cash flows to be generated by the assets and fair value estimate. These procedures also included, among others, (i) testing management’s process for developing the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of real estate investments, (ii) evaluating the appropriateness of the undiscounted cash flows and discounted cash flows models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market rental rates and holding period used in the undiscounted cash flow model and the market rental rates, capitalization rates and discount rate used in the discounted cash flow model. Evaluating management's assumptions related to market rental rates, capitalization rates, discount rate and holding period involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. For certain real estate investments, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions related to market rental rates, capitalization rates and discount rate.

Allowance for Credit Losses and Fair Value Adjustments related to one of the Company's Underlying Operators

As described in Notes 2 and 3 to the consolidated financial statements, the Company has an asset-backed loan, a mortgage loan secured by four properties and leases real estate assets to an operator, and a non-controlling interest in the operator’s managed care business. The operator filed for Chapter 11 bankruptcy on January 11, 2025. In the fourth quarter of 2024 approximately $400 million of impairment charges and negative fair value adjustments were recorded associated with these investments. This charge is in addition to the approximately $498 million of negative fair value adjustments that were made through the first nine months of 2024. As of December 31, 2024, the total amount of the investments relating to the operator and its managed care business was approximately $835 million, which the Company may not be able to recover or preserve. In determining the impairment charges needed for these investments, management compared the carrying value of such investments to the fair value of the operator’s underlying collateral (which includes real estate assets) less cost to sell, and factored in the priority of claims associated with the bankruptcy. In estimating the fair value of the real estate, management used a combination of cost, market and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, management divided the expected operating income for the property by a market capitalization rate.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses and fair value adjustments related to one of the Company's underlying operators is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the operator’s underlying collateral, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market capitalization rates and the expected operating income of the underlying collateral, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s expected credit losses and fair value adjustment processes, including controls over the development of the fair value estimates. These procedures also included, among others, (i) testing management’s process for determining the fair value of the underlying collateral, (ii) evaluating the appropriateness of the models used by management, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market capitalization rates and the expected operating income. Evaluating management's assumptions related to expected operating income and market capitalization involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. For certain real estate assets, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the assumptions related to market capitalization rate and expected operating income.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 3, 2025

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of net income, of comprehensive (loss) income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the carrying value of the Company’s real estate investments was $9.8 billion as of December 31, 2024, including land, buildings and improvements net of accumulated depreciation and intangible assets net of accumulated amortization. Management reviews real estate investments for impairment when events and circumstances indicate that the assets may not be recoverable. Management analyzes recoverability by comparing the carrying value of the real estate assets to a probability-weighted set of estimated undiscounted cash flows to be generated by those assets, including an estimated liquidation amount, during the expected holding periods. Assumptions used in determining undiscounted cash flows may include, but are not limited to, market rental rates, capitalization rates, and holding periods. If the recoverability analysis indicates that the carrying value of the real estate asset is greater than the expected future undiscounted cash flows, impairment losses are measured as the difference between carrying value and fair value of the assets. Future cash flows are discounted when determining fair value of an asset. Estimated future cash flows used in such analysis are based on the Company’s plans for the real estate asset and their view of market economic conditions. Assumptions used in determining fair value may include, but are not limited to, market rental rates, discount rates, and capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the undiscounted cash flows to be generated by the assets, and developing the fair value estimate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to evaluating management’s undiscounted cash flows to be generated by the assets and significant assumptions related to market rental rates and the holding period used in developing the undiscounted cash flows, and the market rental rates, capitalization rates, and discount rate used in the fair value estimate, and (iii) the audit effort for certain real estate investments involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment assessment, including controls over the development of the undiscounted cash flows to be generated by the assets and fair value estimate. These procedures also included, among others, (i) testing management’s process for developing the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of real estate investments, (ii) evaluating the appropriateness of the undiscounted cash flows and discounted cash flows models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market rental rates and holding period used in the undiscounted cash flow model and the market rental rates, capitalization rates and discount rate used in the discounted cash flow model. Evaluating management's assumptions related to market rental rates, capitalization rates, discount rate and holding period involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. For certain real estate investments, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of assumptions related to market rental rates, capitalization rates and discount rate.

Allowance for Credit Losses and Fair Value Adjustments related to one of the Company's Underlying Operators

As described in Notes 2 and 3 to the consolidated financial statements, the Company has an asset-backed loan, a mortgage loan secured by four properties and leases real estate assets to an operator, and a non-controlling interest in the operator’s managed care business. The operator filed for Chapter 11 bankruptcy on January 11, 2025. In the fourth quarter of 2024 approximately $400 million of impairment charges and negative fair value adjustments were recorded associated with these investments. This charge is in addition to the approximately $498 million of negative fair value adjustments that were made through the first nine months of 2024. As of December 31, 2024, the total amount of the investments relating to the operator and its managed care business was approximately $835 million, which the Company may not be able to recover or preserve. In determining the impairment charges needed for these investments, management compared the carrying value of such investments to the fair value of the operator’s underlying collateral (which includes real estate assets) less cost to sell, and factored in the priority of claims associated with the bankruptcy. In estimating the fair value of the real estate, management used a combination of cost, market and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, management divided the expected operating income for the property by a market capitalization rate.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses and fair value adjustments related to one of the Company's underlying operators is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the operator’s underlying collateral, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the market capitalization rates and the expected operating income of the underlying collateral, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s expected credit losses and fair value adjustment processes, including controls over the development of the fair value estimates. These procedures also included, among others, (i) testing management’s process for determining the fair value of the underlying collateral, (ii) evaluating the appropriateness of the models used by management, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market capitalization rates and the expected operating income. Evaluating management's assumptions related to expected operating income and market capitalization involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions. For certain real estate assets, professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the assumptions related to market capitalization rate and expected operating income.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 3, 2025

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,607,869	$1,806,765
Buildings and improvements	8,847,892	10,395,612
Intangible lease assets	804,081	1,034,810
Investment in financing leases	1,057,770	1,231,630
Real estate held for sale	34,019	—
Mortgage loans	119,912	309,315
Gross investment in real estate assets	12,471,543	14,778,132
Accumulated depreciation	(1,221,644)	(1,227,619)
Accumulated amortization	(201,304)	(180,352)
Net investment in real estate assets	11,048,595	13,370,161
Cash and cash equivalents	332,335	250,016
Interest and rent receivables	36,327	45,059
Straight-line rent receivables	700,783	635,987
Investments in unconsolidated real estate joint ventures	1,156,397	1,474,455
Investments in unconsolidated operating entities	439,578	1,778,640
Other loans	109,175	292,615
Other assets	471,404	457,911
Total Assets	$14,294,594	$18,304,844
LIABILITIES AND EQUITY
Liabilities
Debt, net	$8,848,112	$10,064,236
Accounts payable and accrued expenses	454,209	412,178
Deferred revenue	29,445	37,962
Obligations to tenants and other lease liabilities	129,045	156,603
Total Liabilities	9,460,811	10,670,979
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,403 shares at December 31, 2024 and 598,991 shares at December 31, 2023	600	599
Additional paid-in capital	8,584,917	8,560,309
Retained deficit	(3,658,516)	(971,809)
Accumulated other comprehensive (loss) income	(94,272)	42,501
Total Medical Properties Trust, Inc. stockholders’ equity	4,832,729	7,631,600
Non-controlling interests	1,054	2,265
Total Equity	4,833,783	7,633,865
Total Liabilities and Equity	$14,294,594	$18,304,844

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$719,749	$803,375	$968,874
Straight-line rent	163,414	(127,894)	204,159
Income from financing leases	63,651	127,141	203,580
Interest and other income	48,733	69,177	166,238
Total revenues	995,547	871,799	1,542,851
Expenses
Interest	417,824	411,171	359,036
Real estate depreciation and amortization	447,657	603,360	332,977
Property-related	27,255	41,567	45,697
General and administrative	133,789	145,588	160,494
Total expenses	1,026,525	1,201,686	898,204

Other (expense) income
Gain (loss) on sale of real estate	478,693	(1,815)	536,755
Real estate and other impairment charges, net	(1,825,402)	(376,907)	(268,375)
(Loss) earnings from equity interests	(366,642)	13,967	40,800
Debt refinancing and unutilized financing (costs) benefit	(4,292)	285	(9,452)
Other (including fair value adjustments on securities)	(615,565)	7,586	15,344
Total other (expense) income	(2,333,208)	(356,884)	315,072

(Loss) income before income tax	(2,364,186)	(686,771)	959,719
Income tax (expense) benefit	(44,101)	130,679	(55,900)

Net (loss) income	(2,408,287)	(556,092)	903,819
Net income attributable to non-controlling interests	(1,984)	(384)	(1,222)
Net (loss) income attributable to MPT common stockholders	$(2,410,271)	$(556,476)	$902,597
Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(4.02)	$(0.93)	$1.50
Weighted average shares outstanding — basic	600,248	598,518	598,634
Weighted average shares outstanding — diluted	600,248	598,518	598,837

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges, net of tax	(20,779)	(34,932)	100,550
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	(18,926)	(28,553)	—
Foreign currency translation (loss) gain	(97,068)	162,680	(123,007)
Reclassification of foreign currency translation loss from AOCI to earnings	—	2,490	—
Total comprehensive (loss) income	(2,545,060)	(454,407)	881,362
Comprehensive income attributable to non-controlling interests	(1,984)	(384)	(1,222)
Comprehensive (loss) income attributable to MPT common stockholders	$(2,547,044)	$(454,791)	$880,140

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2024, 2023 and 2022

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	596,748	$597	$8,564,009	$(87,691)	$(36,727)	$5,483	$8,445,671
Net income	—	—	—	—	—	902,597	—	1,222	903,819
Unrealized gain on interest rate hedges, net of tax	—	—	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	—	—	(123,007)	—	(123,007)
Stock vesting and amortization of stock-based compensation	—	—	3,675	3	49,418	—	—	—	49,421
Stock vesting - satisfaction of tax withholdings	—	—	(1,302)	(1)	(29,921)	—	—	—	(29,922)
Repurchase of common stock	—	—	(1,645)	(2)	(17,938)	—	—	—	(17,940)
Acquisition of non-controlling interest	—	—	—	—	(30,428)	—	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,596)	(1,596)
Dividends declared ($1.16 per common share)	—	—	—	—	—	(698,621)	—	—	(698,621)
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net (loss) income	—	—	—	—	—	(556,476)	—	384	(556,092)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	2,490	—	2,490
Stock vesting and amortization of stock-based compensation	—	—	2,457	2	33,248	—	—	—	33,250
Stock vesting - satisfaction of tax withholdings	—	—	(942)	—	(8,079)	—	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,063)	(1,063)
Dividends declared ($0.88 per common share)	—	—	—	—	—	(531,618)	—	—	(531,618)
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(2,410,271)	—	1,984	(2,408,287)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(20,779)	—	(20,779)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(18,926)	—	(18,926)
Foreign currency translation loss	—	—	—	—	—	—	(97,068)	—	(97,068)
Stock vesting and amortization of stock-based compensation	—	—	2,173	2	28,412	—	—	—	28,414
Stock vesting - satisfaction of tax withholdings	—	—	(761)	(1)	(3,804)	—	—	—	(3,805)
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,695)	(1,695)
Dividends declared ($0.46 per common share)	—	—	—	—	—	(276,436)	—	—	(276,436)
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Operating activities
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	453,749	616,127	345,577
Amortization of deferred financing costs and debt discount	17,348	15,775	17,045
Straight-line rent revenue and other	(172,765)	(233,703)	(282,504)
Stock-based compensation	32,976	33,250	49,421
(Gain) loss on sale of real estate	(478,693)	1,815	(536,755)
Real estate and other impairment charges, net	1,825,402	376,907	268,375
Equity interest real estate impairment	410,790	—	—
Straight-line rent and other write-off	2,514	649,911	34,605
Debt refinancing and unutilized financing costs (benefit)	4,292	(285)	9,452
Tax rate changes and other	5,119	(167,332)	10,697
Non-cash fair value adjustments	563,666	(34,157)	(3,097)
Non-cash revenue from debt and equity securities received	—	(81,706)	—
Other adjustments	4,975	10,287	9,205
Changes in:
Interest and rent receivables	2,778	(141,729)	(116,420)
Other assets	(36,109)	13,750	(4,029)
Accounts payable and accrued expenses	23,481	(4,599)	33,576
Deferred revenue	(5,753)	7,567	43
Net cash provided by operating activities	245,483	505,786	739,010
Investing activities
Cash paid for acquisitions and other related investments	(105,618)	(235,187)	(1,332,962)
Net proceeds from sale of real estate	1,854,077	897,500	2,185,574
Principal received from sale and repayment of loans receivable	214,416	501,630	53,322
Investment in loans receivable	(420,324)	(250,223)	(207,542)
Construction in progress and other	(79,788)	(114,425)	(109,237)
Proceeds from sale and return of equity investments	11,656	12,430	14,295
Capital additions and other investments, net	(156,078)	(294,167)	(207,394)
Net cash provided by investing activities	1,318,341	517,558	396,056
Financing activities
Proceeds from term debt	804,188	—	128,536
Payments of term debt	(701,809)	(988,162)	(869,606)
Revolving credit facilities, net	(1,131,312)	567,910	203,576
Dividends paid	(321,080)	(615,390)	(698,535)
Lease deposits and other obligations to tenants	2,237	10,139	(5,020)
Repurchase of common stock	—	—	(17,940)
Stock vesting - satisfaction of tax withholdings	(3,805)	(8,079)	(29,922)
Other financing activities, payment of debt refinancing, and deferred financing costs	(127,798)	13,255	(53,612)
Net cash used for financing activities	(1,479,379)	(1,020,327)	(1,342,523)
Increase (decrease) in cash, cash equivalents, and restricted cash for the year	84,445	3,017	(207,457)
Effect of exchange rate changes	(5,224)	11,397	(12,887)
Cash, cash equivalents, and restricted cash at beginning of year	255,952	241,538	461,882
Cash, cash equivalents, and restricted cash at end of year	$335,173	$255,952	$241,538
Interest paid, including capitalized interest of $7,642 in 2024, $14,178 in 2023, and $6,454 in 2022	$420,315	$406,141	$353,838
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	—	722,814	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,164	$92,808	$176,580
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668	$459,227
Restricted cash, included in Other assets	5,936	5,870	2,655
	$255,952	$241,538	$461,882
End of period:
Cash and cash equivalents	$332,335	$250,016	$235,668
Restricted cash, included in Other assets	2,838	5,936	5,870
	$335,173	$255,952	$241,538

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,607,869	$1,806,765
Buildings and improvements	8,847,892	10,395,612
Intangible lease assets	804,081	1,034,810
Investment in financing leases	1,057,770	1,231,630
Real estate held for sale	34,019	—
Mortgage loans	119,912	309,315
Gross investment in real estate assets	12,471,543	14,778,132
Accumulated depreciation	(1,221,644)	(1,227,619)
Accumulated amortization	(201,304)	(180,352)
Net investment in real estate assets	11,048,595	13,370,161
Cash and cash equivalents	332,335	250,016
Interest and rent receivables	36,327	45,059
Straight-line rent receivables	700,783	635,987
Investments in unconsolidated real estate joint ventures	1,156,397	1,474,455
Investments in unconsolidated operating entities	439,578	1,778,640
Other loans	109,175	292,615
Other assets	471,404	457,911
Total Assets	$14,294,594	$18,304,844
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$8,848,112	$10,064,236
Accounts payable and accrued expenses	405,655	318,980
Deferred revenue	29,445	37,962
Obligations to tenants and other lease liabilities	129,045	156,603
Payable due to Medical Properties Trust, Inc.	48,164	92,808
Total Liabilities	9,460,421	10,670,589
Commitments and Contingencies
Capital
General partner — issued and outstanding — 6,006 units at December 31, 2024 and 5,991 units at December 31, 2023	49,348	75,969
Limited Partners — issued and outstanding — 594,397 units at December 31, 2024 and 593,000 units at December 31, 2023	4,878,043	7,513,520
Accumulated other comprehensive (loss) income	(94,272)	42,501
Total MPT Operating Partnership, L.P. capital	4,833,119	7,631,990
Non-controlling interests	1,054	2,265
Total Capital	4,834,173	7,634,255
Total Liabilities and Capital	$14,294,594	$18,304,844

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$719,749	$803,375	$968,874
Straight-line rent	163,414	(127,894)	204,159
Income from financing leases	63,651	127,141	203,580
Interest and other income	48,733	69,177	166,238
Total revenues	995,547	871,799	1,542,851
Expenses
Interest	417,824	411,171	359,036
Real estate depreciation and amortization	447,657	603,360	332,977
Property-related	27,255	41,567	45,697
General and administrative	133,789	145,588	160,494
Total expenses	1,026,525	1,201,686	898,204

Other (expense) income
Gain (loss) on sale of real estate	478,693	(1,815)	536,755
Real estate and other impairment charges, net	(1,825,402)	(376,907)	(268,375)
(Loss) earnings from equity interests	(366,642)	13,967	40,800
Debt refinancing and unutilized financing (costs) benefit	(4,292)	285	(9,452)
Other (including fair value adjustments on securities)	(615,565)	7,586	15,344
Total other (expense) income	(2,333,208)	(356,884)	315,072

(Loss) income before income tax	(2,364,186)	(686,771)	959,719
Income tax (expense) benefit	(44,101)	130,679	(55,900)

Net (loss) income	(2,408,287)	(556,092)	903,819
Net income attributable to non-controlling interests	(1,984)	(384)	(1,222)
Net (loss) income attributable to MPT Operating Partnership partners	$(2,410,271)	$(556,476)	$902,597
Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(4.02)	$(0.93)	$1.50
Weighted average units outstanding — basic	600,248	598,518	598,634
Weighted average units outstanding — diluted	600,248	598,518	598,837

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate hedges, net of tax	(20,779)	(34,932)	100,550
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	(18,926)	(28,553)	—
Foreign currency translation (loss) gain	(97,068)	162,680	(123,007)
Reclassification of foreign currency translation loss from AOCI to earnings	—	2,490	—
Total comprehensive (loss) income	(2,545,060)	(454,407)	881,362
Comprehensive income attributable to non-controlling interests	(1,984)	(384)	(1,222)
Comprehensive (loss) income attributable to MPT Operating Partnership partners	$(2,547,044)	$(454,791)	$880,140

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2024, 2023 and 2022

	General		Limited		Accumulated
	Partner		Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2021	5,968	$84,847	590,780	$8,392,458	$(36,727)	$5,483	$8,446,061
Net income	—	9,026	—	893,571	—	1,222	903,819
Unrealized gain on interest rate hedges, net of tax	—	—	—	—	100,550	—	100,550
Foreign currency translation loss	—	—	—	—	(123,007)	—	(123,007)
Unit vesting and amortization of unit-based compensation	37	494	3,638	48,927	—	—	49,421
Unit vesting - satisfaction of tax withholdings	(13)	(299)	(1,289)	(29,623)	—	—	(29,922)
Repurchase of units	(16)	(179)	(1,629)	(17,761)	—	—	(17,940)
Acquisition of non-controlling interest	—	(304)	—	(30,124)	—	(4,594)	(35,022)
Issuance of non-controlling interests	—	—	—	—	—	1,054	1,054
Distributions to non-controlling interests	—	—	—	—	—	(1,596)	(1,596)
Distributions declared ($1.16 per unit)	—	(6,986)	—	(691,635)	—	—	(698,621)
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net (loss) income	—	(5,564)	—	(550,912)	—	384	(556,092)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	2,490	—	2,490
Unit vesting and amortization of unit-based compensation	25	332	2,432	32,918	—	—	33,250
Unit vesting - satisfaction of tax withholdings	(10)	(81)	(932)	(7,998)	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	(1,063)	(1,063)
Distributions declared ($0.88 per unit)	—	(5,317)	—	(526,301)	—	—	(531,618)
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(24,102)	—	(2,386,169)	—	1,984	(2,408,287)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(20,779)	—	(20,779)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(18,926)	—	(18,926)
Foreign currency translation loss	—	—	—	—	(97,068)	—	(97,068)
Unit vesting and amortization of unit-based compensation	23	285	2,150	28,129	—	—	28,414
Unit vesting - satisfaction of tax withholdings	(8)	(39)	(753)	(3,766)	—	—	(3,805)
Acquisitions of non-controlling interests	—	—	—	—	—	(1,500)	(1,500)
Distributions to non-controlling interests	—	—	—	—	—	(1,695)	(1,695)
Distributions declared ($0.46 per unit)	—	(2,765)	—	(273,671)	—	—	(276,436)
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Operating activities
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	453,749	616,127	345,577
Amortization of deferred financing costs and debt discount	17,348	15,775	17,045
Straight-line rent revenue and other	(172,765)	(233,703)	(282,504)
Unit-based compensation	32,976	33,250	49,421
Gain (loss) on sale of real estate	(478,693)	1,815	(536,755)
Real estate and other impairment charges, net	1,825,402	376,907	268,375
Equity interest real estate impairment	410,790	—	—
Straight-line rent and other write-off	2,514	649,911	34,605
Debt refinancing and unutilized financing costs (benefit)	4,292	(285)	9,452
Tax rate changes and other	5,119	(167,332)	10,697
Non-cash fair value adjustments	563,666	(34,157)	(3,097)
Non-cash revenue from debt and equity securities received	—	(81,706)	—
Other adjustments	4,975	10,287	9,205
Changes in:
Interest and rent receivables	2,778	(141,729)	(116,420)
Other assets	(36,109)	13,750	(4,029)
Accounts payable and accrued expenses	23,481	(4,599)	33,576
Deferred revenue	(5,753)	7,567	43
Net cash provided by operating activities	245,483	505,786	739,010
Investing activities
Cash paid for acquisitions and other related investments	(105,618)	(235,187)	(1,332,962)
Net proceeds from sale of real estate	1,854,077	897,500	2,185,574
Principal received from sale and repayment of loans receivable	214,416	501,630	53,322
Investment in loans receivable	(420,324)	(250,223)	(207,542)
Construction in progress and other	(79,788)	(114,425)	(109,237)
Proceeds from sale and return of equity investments	11,656	12,430	14,295
Capital additions and other investments, net	(156,078)	(294,167)	(207,394)
Net cash provided by investing activities	1,318,341	517,558	396,056
Financing activities
Proceeds from term debt	804,188	—	128,536
Payments of term debt	(701,809)	(988,162)	(869,606)
Revolving credit facilities, net	(1,131,312)	567,910	203,576
Distributions paid	(321,080)	(615,390)	(698,535)
Lease deposits and other obligations to tenants	2,237	10,139	(5,020)
Repurchase of units	—	—	(17,940)
Unit vesting - satisfaction of tax withholdings	(3,805)	(8,079)	(29,922)
Other financing activities, payment of debt refinancing, and deferred financing costs	(127,798)	13,255	(53,612)
Net cash used for financing activities	(1,479,379)	(1,020,327)	(1,342,523)
Increase (decrease) in cash, cash equivalents, and restricted cash for the year	84,445	3,017	(207,457)
Effect of exchange rate changes	(5,224)	11,397	(12,887)
Cash, cash equivalents, and restricted cash at beginning of year	255,952	241,538	461,882
Cash, cash equivalents and restricted cash at end of year	$335,173	$255,952	$241,538
Interest paid, including capitalized interest of $7,642 in 2024, $14,178 in 2023, and $6,454 in 2022	$420,315	$406,141	$353,838
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$804,520	$—
Certain obligations and receivables satisfied and real estate sold	—	722,814	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,164	$92,808	$176,580
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$250,016	$235,668	$459,227
Restricted cash, included in Other assets	5,936	5,870	2,655
	$255,952	$241,538	$461,882
End of period:
Cash and cash equivalents	$332,335	$250,016	$235,668
Restricted cash, included in Other assets	2,838	5,936	5,870
	$335,173	$255,952	$241,538

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2024, we have investments in 396 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our consolidated financial statements at December 31, 2024 are reasonable and supportable based on the information available (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from those estimates.

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

At December 31, 2024, we had loans and/or equity investments in certain VIEs, which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at December 31, 2024 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$149,027	Investments in Unconsolidated Operating Entities	$149,027
Loans, net	117,187	Mortgage and other loans	117,268

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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of December 31, 2024, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2024. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “(Loss) earnings from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop Holdings S.à.r.l. ("Primotop") (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

We evaluate our equity method investments for impairment based upon a comparison of the fair value of the equity method investment to its carrying value, when impairment indicators exist. If we determine a decline in the fair value of an investment in an unconsolidated investee entity below its carrying value is other-than-temporary, an impairment is recorded.

Investments in entities in which we do not control nor do we have the ability to significantly influence and for which there is no readily determinable fair value are accounted for at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions involving the investee. Cash distributions on these types of investments are recorded to either income upon receipt (if a return on investment) or as a reduction of our investment (if the distributions received are in excess of our share of the investee’s earnings). For similar investments but for which there are readily determinable fair values, such investments are measured at fair value, with unrealized gains and losses recorded in income.

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

Other Revenue

Commitment fees received on operating lessees for development and leasing services are initially recorded as deferred revenue and recognized as income over the initial term of a lease on the straight-line method. Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

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

Real Estate and Depreciation: Real estate, consisting of land, buildings and improvements, is maintained at cost. Although typically paid by our tenants, any expenditure for ordinary maintenance and repairs that we pay are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. We review real estate investments for impairment when events and circumstances indicate that the assets may not be recoverable. We analyze recoverability by comparing the carrying value of the real estate assets to a probability-weighted set of estimated undiscounted cash flows to be generated by those assets, including an estimated liquidation amount, during the expected holding periods. Assumptions used in determining undiscounted cash flows may include, but are not limited to, market rental rates, capitalization rates, and holding periods. If the recoverability analysis indicates that the carrying value of the real estate asset is greater than the expected future undiscounted cash flows, impairment losses are measured as the difference between carrying value and fair value of the assets. Future cash flows are discounted when determining fair value of an asset. Estimated future cash flows used in such analysis are based on our plans for the real estate asset and our view of market economic conditions. Assumptions used in determining fair value may include, but are not limited to, market rental rates, discount rates, and capitalization rates.

When a real estate investment is designated as held for sale, we cease recording depreciation expense and adjust the assets’ value to the lower of its carrying value or fair value, less cost of disposal. Fair value is typically based on estimated cash flows discounted at a risk-adjusted rate of interest. We classify real estate assets as held for sale when we have commenced an active program to sell the assets, and in the opinion of management, it is probable the asset will be sold within the next 12 months.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2024 are as follows:

Buildings and improvements	38.6 years
Lease intangibles	28.3 years
Leasehold improvements	14.3 years
Furniture, equipment, and other	5.2 years

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

Losses on Financing Lease Receivables: We apply a forward-looking “expected credit loss” model to all of our financing receivables, including financing leases and loans. To do this, we group our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further group our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determine a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjust as needed for current trends or unusual circumstances. We apply these credit loss percentages to the book value of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is under performing and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

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

The following table summarizes our credit loss reserves (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of the year	$96,001	$121,146
Provision for credit loss, net	1,241,020	10,194
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	(825,548)	(35,339)
Balance at end of year	$511,473	$96,001

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

With the property acquisitions and investments in Europe and South America, we are subject to income taxes internationally. However, we do not expect to incur any additional income taxes, of a significant nature, in the U.S. as the majority of such income from our international properties flows through our REIT income tax returns. For our TRS entities and international subsidiaries, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in our deferred tax assets/liabilities that results from a change in circumstances and that causes us to change our judgment about expected future tax consequences of events, is reflected in our tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about our ability to realize the related deferred tax asset, is reflected in our tax provision when such changes occur.

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

Stock-Based Compensation: We adopted the 2019 Equity Incentive Plan (the “Equity Incentive Plan”) during the second quarter of 2019, which was amended during the second quarter of 2022. Equity awards of restricted stock with service conditions are valued at the average stock price per share on the date of grant and are amortized to compensation expense over the service periods (typically three years), using the straight-line method. Equity awards that contain market conditions are valued on the grant date using a Monte Carlo valuation model and are amortized to compensation expense over the derived service periods, which correspond to the periods over which we estimate the awards will be earned, which generally range from three to five years, using the straight-line method.

Equity awards with performance conditions are valued at the average stock price per share on the date of grant and are amortized using the straight-line method over the service period, adjusted for the probability of achieving the performance conditions. In 2024, certain market-based restricted stock units ("RSUs") were issued with cash-settlement features. These liability-type awards are adjusted to fair value (using a Monte Carlo valuation model) on a quarterly basis and amortized over the derived service period, which is also adjusted on a quarterly basis. Forfeitures of stock-based awards are recognized as they occur.

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

Derivative Financial Investments and Hedging Activities: During our normal course of business, we may use certain types of derivative instruments for the purpose of managing interest rate and/or foreign currency risk. We record our derivative and hedging instruments at fair value on the balance sheet. Changes in the estimated fair value of derivative instruments that are not designated as hedges or that do not meet the criteria for hedge accounting are recognized in earnings. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in accumulated other comprehensive income (loss) on our consolidated balance sheets, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings. For derivatives designated as fair value hedges, the change in the estimated fair value of the effective portion of the derivative offsets the change in the estimated fair value of the hedged item, whereas the change in the estimated fair value of the ineffective portion is recognized in earnings.

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

Fair Value Option Election: For our equity investment in the international joint venture and PHP Holdings, along with any related investments such as loans (see Note 10 for more details), we have elected to account for these investments at fair value due to the size of the investments and because we believe this method is more reflective of current values. We have not made a similar election for other investments that exist at December 31, 2024.

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

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to improve reportable segment disclosure requirements. We adopted this guidance in the fourth quarter of 2024 and have included the required disclosures within Note 13 - Segment Disclosures.

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

3. Real Estate and Other Activities

New Investments

For the years ended December 31, 2024, 2023, and 2022, we acquired or invested in the following net assets (in thousands):

	2024	2023	2022
Land and land improvements	$—	$28,916	$135,301
Buildings	—	114,966	487,698
Intangible lease assets — subject to amortization (weighted-average useful life of 24.8 years in 2023 and 21.3 years in 2022)	—	16,305	45,394
Mortgage loans	—	—	159,735
Investments in unconsolidated real estate joint ventures	107,908	—	399,456
Investments in unconsolidated operating entities	—	50,000	131,105
Other loans	—	25,000	—
Liabilities assumed	(2,290)	—	(25,727)
	$105,618	$235,187	$1,332,962
Loans repaid(1)	—	(22,900)	—
Total net assets acquired	$105,618	$212,287	$1,332,962

(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under the Lifepoint Transaction below.

2024 Activity

Utah Transaction

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Utah partnership") with an institutional asset manager (the "Fund"), which we call the Utah Transaction, and we recognized a gain on real estate of approximately $380 million, partially offset by a $20 million write-off of unbilled straight-line rent receivables. We retained an approximately 25% interest in the Utah partnership valued initially at approximately $108 million, which is being accounted for on the equity method on a quarterly lag basis and included in the "Investments in unconsolidated real estate joint ventures" line of the consolidated balance sheets. The Fund purchased an approximate 75% interest for $886 million. In conjunction with this transaction closing, the Utah partnership placed new non-recourse secured financing, providing $190 million of additional cash to us. In total, the Utah Transaction generated $1.1 billion of cash to us. The Utah lessee (an affiliate of CommonSpirit Health ("CommonSpirit")) may acquire the leased real estate at a price equal to the greater of fair market value and the approximate $1.2 billion lease base at the fifth or tenth anniversary of the 2023 master lease commencement. We granted the Fund certain limited and conditional preferences based on the possible execution of the purchase option, which we accounted for as a derivative liability with an initial value of approximately $2.3 million.

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

On May 23, 2023, Prospect completed its recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new debt capital from third-party lenders, we agreed to the following restructuring of our then $1.7 billion investment in Prospect including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, but with cash payments to start in September 2023 for a substantial portion of the contractual monthly rent due on these California properties, b) transitioning the Pennsylvania properties back to Prospect in return for a $150 million first lien mortgage on the facilities, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, of which we funded in full during 2023, d) continuing to pursue the sale of the three Connecticut properties to Yale New Haven ("Yale"), and e) obtaining a non-controlling ownership interest in PHP Holdings of approximately $654 million consisting of an approximate $68 million equity investment and $586 million loan convertible into equity of PHP Holdings (collectively, the "Prospect Transaction"). This non-controlling ownership interest was received in exchange for unpaid rent and interest through December 2022, previously unrecorded rent and interest revenue in 2023 totaling approximately $82 million, our $151 million mortgage loan on a California property, our $112.9 million term loan, and other obligations at the time of such investment.

See subheading "Leasing Operations (Lessor)" in this Note 3 for further updates on Prospect.

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

2022 Activity

Macquarie Transaction

On March 14, 2022, we completed a transaction with Macquarie Asset Management ("Macquarie"), an unrelated party, to form a partnership (the “Macquarie Transaction”), pursuant to which we contributed eight Massachusetts-based general acute care hospitals that were leased to Steward, and a fund managed by Macquarie acquired, for cash consideration, a 50% interest in the partnership. The transaction valued the portfolio at approximately $1.7 billion, and we recognized a gain on sale of real estate of approximately $600 million from this transaction, partially offset by the write-off of unbilled straight-line rent receivables. The partnership raised nonrecourse secured debt of 55% of asset value, and we received proceeds, including from the secured debt, of approximately $1.3 billion. We obtained a 50% interest in the real estate partnership valued at approximately $400 million (included in the "Investments in unconsolidated real estate joint ventures" line of our consolidated balance sheets), which was accounted for under the equity method of accounting.

See subheading "Leasing Operations (Lessor)" in this Note 3 for an update on this partnership.

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

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of December 31, 2024	Cost Remaining
Lifepoint Behavioral (Arizona)	$10,504	$5,411	$5,093
Lifepoint Behavioral (Kansas)	20,183	11,584	8,599
Surgery Partners (Idaho)	15,993	5,590	10,403
Lifepoint Behavioral (Arizona)	10,659	470	10,189
IMED Hospitales (Spain)	49,749	21,355	28,394
IMED Hospitales (Spain)	36,294	29,261	7,033
Other (Various)	799	494	305
	$144,181	$74,165	$70,016

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we are presently completing construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of December 31, 2024, we estimate that the cost to complete construction to this stage approximates $30 million.

Separately, on the Norwood redevelopment, we recovered from our casualty insurers cash in November 2024 that was in excess of our recovery receivable related to the 2020 storm losses (included in "Other assets" in the consolidated balance sheets), resulting in a $24 million additional recovery in the 2024 third quarter.

2024 Activity

During the fourth quarter of 2024, we completed construction and began recording rental income on an existing general acute care facility located in Idaho Falls, Idaho for a total amount of approximately $50 million.

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

Disposals

2024 Activity

During 2024, we had the following disposal activities:

•
See Utah Transaction above for a discussion of the five Utah hospitals sold on April 12, 2024.
•
On April 9, 2024, we sold five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan (which was fully repaid on August 29, 2024). This transaction resulted in a gain on real estate of approximately $53 million, partially offset by a non-cash straight-line rent write-off of approximately $30 million. As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4%, and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties at December 31, 2024. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).
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
•
As a result of the Company’s global settlement with Steward Health Care System ("Steward") approved by the bankruptcy court on September 18, 2024 (as discussed further under "Leasing Operations (Lessor)" under this same Note 3), we consented to the sale of three facilities located in Florida ("Space Coast" properties) to Orlando Health, which closed on October 23, 2024. In accordance with the terms of the global settlement, the Steward bankruptcy estate retained $395 million of the approximately $440 million total proceeds, and we recognized an approximate $2 million gain in the fourth quarter of 2024.
•
In the third quarter of 2024, Pajaro Valley Healthcare District Corporation notified us of their intent to exercise their purchase option on the Watsonville facility. This transaction, which closed on October 31, 2024, resulted in cash proceeds of approximately $40 million and an approximate $4 million gain.
•
During 2024, we also completed the sale of six other facilities and two ancillary facilities for approximately $14 million.

Summary of Operations for Disposed (or to be Disposed) Assets in 2024

The following represents the operating results from properties sold for 2024 and properties designated as held for sale at December 31, 2024 (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Revenues(1)	$72,362	$88,938	$220,183
Real estate depreciation and amortization(2)	(26,476)	(331,099)	(53,350)
Property-related expenses	(8,277)	(4,697)	(1,759)
Real estate impairment charges(3)	(129,159)	—	—
Other (expense) income(4)	480,416	(90)	(19)
(Loss) income from real estate dispositions, net	$388,866	$(246,948)	$165,055
(1)
The 2023 column includes an approximate $95 million write-off of straight-line rent receivables related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(2)
The 2023 column includes approximately $286 million of lease intangible amortization acceleration related to the hospital operations of the five Utah facilities that were acquired by CommonSpirit on May 1, 2023.
(3)
Includes the charge associated with the three Space Coast facilities in the third quarter of 2024 due to the global settlement reached with Steward and its lenders.
(4)
The 2024 column includes approximately $24 million of gains (net of approximately $16 million write-off of straight line receivables) related to the UCHealth disposal and $65 million of gains (net of approximately $20 million write-off of straight-line rent receivables) related to the Dignity disposal. In addition, the 2024 column includes $360 million of gains (net of approximately $20 million write-off of straight-line rent receivables) related to the Utah Transaction and $23 million of gains (net of $30 million write-off of straight-line rent receivables) related to the sale of five Prime properties.

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

2022 Activity

On March 14, 2022, we completed the previously described partnership with Macquarie, in which we sold the real estate of eight Massachusetts-based general acute care hospitals, with a fair value of approximately $1.7 billion. See "New Investments" in this same Note 3 for further details on this transaction.

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

Intangible Assets

At December 31, 2024 and 2023, our intangible lease assets were $0.8 billion ($0.6 billion, net of accumulated amortization) and $1.0 billion ($0.9 billion, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $205.6 million (including $170 million for accelerating the amortization of the in-place lease intangibles associated with two master leases, including the Steward master lease that was terminated effective September 11, 2024), $332.5 million (including $286 million for accelerating the amortization of the in-place lease intangibles related to re-leasing the Utah properties to CommonSpirit as described in this same Note 3), and $55.9 million in 2024, 2023, and 2022, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2025	$29,201
2026	29,052
2027	28,730
2028	28,566
2029	26,726

As of December 31, 2024, capitalized lease intangibles have a weighted-average remaining life of 23.5 years.

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

The following table summarizes total future contractual minimum lease payments, excluding operating expense reimbursements, tenant recoveries, and other lease/loan-related adjustments to revenue (i.e., straight-line rents, deferred revenues, or reserves/write-offs), from tenants under noncancelable leases as of December 31, 2024 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2025	$721,305	$118,855	$840,160
2026	810,002	121,289	931,291
2027	856,426	123,772	980,198
2028	868,390	126,304	994,694
2029	869,681	128,887	998,568
Thereafter	20,744,147	3,075,567	23,819,714
	$24,869,951	$3,694,674	$28,564,625

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At December 31, 2024, we account for all of these leases as operating leases, except where generally accepted accounting principles (“GAAP”) requires alternative classification, including leases on 13 Ernest facilities that are accounted for as DFLs and leases on nine of our Prospect facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Minimum lease payments receivable	$591,142	$611,669
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(547,770)	(571,059)
Net investment in direct financing leases	247,190	244,428
Other financing leases (net of allowance for credit loss)	810,580	987,202
Total investment in financing leases	$1,057,770	$1,231,630

Other Leasing Activities

At December 31, 2024, our vacant properties represent less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks, public health crises, economic issues resulting in high inflation and spikes in labor costs, extreme or severe weather and climate-related events, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent deferrals to be paid back in full, or in the form of temporary loans. See below for an update on some of our tenants.

Steward Health Care System

As discussed in previous filings, Steward experienced significant operational and liquidity challenges that led to rent payment shortfalls in the 2023 fourth quarter and our decision to move to the cash basis of accounting effective December 31, 2023. Steward's business worsened in 2024, and they ultimately filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 11, 2024, the bankruptcy court entered an interim order, subsequently made final on September 18, 2024, approving a global settlement between Steward, its lenders, the unsecured creditors committee, and the Company. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties (including the release of claims by the secured lender over its liens on equipment, inventory, and licenses), allowing us to begin the process of re-tenanting or selling these properties; and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida, along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment. The three Space Coast facilities were sold in October 2024, and we received $47 million, with the remaining proceeds going to Steward in accordance with the global settlement.

In regard to our real estate partnership with Macquarie that owned and leased eight properties in Massachusetts to Steward, the bankruptcy court approved the termination of the master lease with Steward during the 2024 third quarter. We and Macquarie entered into an agreement with the mortgage lender of the joint venture to transition the eight properties to them along with cash proceeds of approximately $40 million (representing our share), in return for full payment of the underlying mortgage debt and a release of claims against each party.

With this global settlement and termination of the joint venture master lease, our relationship with Steward effectively ended.

Impairment Charges

Due to the events discussed above, we recorded various impairment charges during 2024 and 2023, which included the following (in millions):

	For the Years Ended December 31,
Description	2024	2023	Income Statement Classification
Reserve for unpaid rent and interest and straight-line rent receivables	$—	$413	Total revenues
Working capital and other loans(1)	787	—	Real estate and other impairment charges, net
Investment in Massachusetts partnership(2)	445	30	(Loss) earnings from equity interests
Real estate(2)	277	100	Real estate and other impairment charges, net
Equity investment and other(1)	54	171	Real estate and other impairment charges, net
Total	$1,563	$714
(1)
For our non-real estate investments in Steward, we compared our carrying value of all such investments to the fair value of the underlying collateral, which was no value after the global settlement and our release of claims against Steward as discussed above.

(2)
The three Space Coast properties and certain excess properties previously leased to Steward were deemed held for sale in the 2024 third quarter. We recognized a real estate impairment charge of approximately $180 million to adjust our net book value to align with fair value less cost to sell based on expected proceeds, including from a binding agreement for the Space Coast properties. For the other real estate held for use, we made a comparison of the projected undiscounted future cash flows with the net book value of each asset. For those properties where the carrying value was deemed not recoverable, we recorded an impairment charge to reduce the carrying value to its estimated fair value. For the real estate in the Massachusetts partnership, there was no fair value as we transitioned those properties to the mortgage lender to satisfy the mortgage debt. For the remaining properties (less than 10 in total in 2024 and 2023), we, along with assistance from a third-party, independent valuation firm, estimated fair value using a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income (rent revenue less expenses, if any) from the property by a market capitalization rate (range from 8% to 10%).

In addition with the lease termination discussed above, we fully amortized the related in-place lease intangibles resulting in $149 million of amortization expense in 2024 as reflected in the real estate depreciation and amortization line of our consolidated statements of net income.

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement, we reached definitive agreements with six operators (Healthcare Systems of America, Honor Health, Insight Health, Quorum Health, College Health, and Tenor Health) to lease 18 of these facilities in 2024 and early 2025. As of December 31, 2024, we have provided less than $100 million in short-term working capital loans to these operators. As of January 2025, we have started receiving partial cash rental payments from the re-tenanted portfolio, and based on our lease contracts, rent payments are ramped up to approximately 57% of contractual rent by the fourth quarter of 2025, 78% of contractual rent by second quarter 2026, and 100% of contractual rent by year end 2026. Excluding the two developments, the remaining three former Steward properties (with a net book value of less than 1% of our total assets) are in various stages of being re-tenanted or sold.

Other Activity

During 2024, we received and recorded rent and interest revenue from Steward of $40 million for the year ended December 31, 2024. In addition, we were benefited from rent paid by Steward to the Massachusetts joint venture of $76 million ($38 million representing our share) for the year ended December 31, 2024.

Prospect

We lease real estate assets to Prospect in California and Connecticut (for which we account for as financing leases), have a mortgage loan secured by four properties operated by Prospect in Pennsylvania, and have a $75 million asset-backed loan outstanding. In addition, in connection with the Prospect Transaction in May 2023, we acquired a non-controlling investment in PHP Holdings.

In recent periods, Prospect’s operating losses in multiple East Coast markets, including Pennsylvania and Rhode Island (a state in which we have no investment), have adversely impacted Prospect’s overall liquidity. Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis. In 2024, we recognized approximately $25 million of revenue representing cash received for rents on our California properties. In addition, we received and recorded approximately $3.8 million of interest on the $75 million asset-backed loan. However, Prospect has not made any scheduled rent or interest payments since the second quarter of 2024. In comparison, we recognized approximately $96 million of revenue in 2023, including $14 million received in cash and $82 million was recorded as part of the Prospect Transaction, in which we received additional monetizable investments in PHP Holdings, in lieu of cash for rent and interest owed.

On October 5, 2022, we entered into definitive agreements to sell three Prospect facilities located in Connecticut to Yale in a transaction for which we are contractually entitled to receive $355 million at closing. In addition, on November 8, 2024, Astrana Health entered into a binding agreement to purchase the majority of PHP Holdings, pursuant to which we are contractually entitled to receive a portion of the proceeds.

Due to its ongoing operational and liquidity challenges, Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. Prospect’s bankruptcy filing constitutes a default under the terms of our master leases and loan agreements with Prospect, and imposes a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing bars us from collecting pre-bankruptcy debts from Prospect unless we receive an order permitting us to do so from the bankruptcy court. While we have engaged in negotiations with Prospect and other stakeholders and have reached a tentative agreement with Prospect, the outcome of any such negotiations and remedies is uncertain at this time and will be subject in all cases to the approval of the bankruptcy court. In addition, there is a risk that parties may seek to bring claims against us in Prospect’s bankruptcy proceeding.

The bankruptcy court has the power to approve and direct the sale of Prospect’s real estate free and clear of any associated mortgages and loans, whether or not there are sufficient net proceeds to repay them, in whole or in part. As a result, we may recover none or substantially less than the full value of our claims. In addition, the bankruptcy process related proceedings may negatively impact the sale of the three Connecticut facilities to Yale as planned, and our ability to receive the full amount of proceeds we are contractually entitled to receive from the sale of PHP Holdings and the repayment of our asset-backed loan.

Due to the events discussed above, we recorded more than $400 million of impairment charges and negative fair value adjustments associated with our investments in Prospect in the 2024 fourth quarter. With these charges, we have fully reserved for the asset-backed loan and our Pennsylvania mortgage loan and have decreased the value in our Connecticut properties. No charge was recorded on our California properties. In determining the impairment charges needed for these investments, we compared the carrying value of such investment to the fair value of the underlying collateral (which includes real estate assets) less cost to sell, and factored in the priority of claims associated with the bankruptcy. In estimating the fair value of the real estate, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income from the property by a market capitalization rate (range from 8.25% to 8.5%).

In regard to our investment in PHP Holdings, we account for this investment (both the equity investment and convertible loan) using the fair value option method. Each quarter, we mark such investment to fair value as more fully described in Note 10 to the consolidated financial statements. In the fourth quarter of 2024 (and as part of the total $400 million of charges noted above), we recorded an approximate $50 million negative fair value adjustment. This charge is in addition to the $498 million of negative fair value adjustments made through the first nine months of 2024, resulted in approximately $150 million remaining value at December 31, 2024. These adjustments in 2024 were made based on the binding purchase agreement with Astrana Health, along with consultations with a third-party, independent valuation firm.

Prospect is early in its bankruptcy proceedings and the ultimate outcome of such proceedings is uncertain. At this time, we are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Prospect bankruptcy proceeding. We cannot assure you that we will be able to recover or preserve the remaining approximately $835 million of our investments in Prospect and PHP Holdings in whole or in part.

International Joint Venture

As discussed in previous filings, we placed our loan to the international joint venture on the cash basis of accounting in 2023, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on non-real estate investments in Steward, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan and related equity investment. These investments, which are included in “Investments in unconsolidated operating entities” on our consolidated balance sheets, were adjusted for after comparing our carrying value to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

CommonSpirit

On May 1, 2023, Catholic Health Initiatives Colorado ("CHIC"), a wholly owned subsidiary of CommonSpirit, acquired the Utah hospital operations of five general acute care facilities previously operated by Steward. The new lease, at the time, for these Utah assets had an initial fixed term of 15 years with annual escalation provisions. As part of this transaction, we severed these facilities from the master lease with Steward, and accordingly accelerated the amortization of the associated in-place lease intangibles (approximately $286 million) and wrote-off approximately $95 million of straight-line rent receivables related to the former lease. As described earlier, these five properties make up the Utah Transaction.

Pipeline Health System

On October 2, 2022, Pipeline Health System ("Pipeline") filed for reorganization relief under Chapter 11 protection of the United States Bankruptcy Code in the Southern District of Texas, while keeping its hospitals open to continue providing care to the communities served. On February 6, 2023, Pipeline emerged from bankruptcy. Per the bankruptcy settlement, Pipeline's lease of our California assets remained in place, and we were repaid on February 7, 2023, for all rent that was outstanding at December 31, 2022, along with what was due for the first quarter of 2023. As part of the settlement, we deferred approximately $6 million of rent in 2023 to be paid with interest. As of December 31, 2024, Pipeline is current on their monthly base rent obligations per the terms of the lease, and we hold a rent deposit that more than covers the remaining $5 million of unpaid deferred rent.

Other Tenant Matters

In the 2023 third quarter, we moved to cash basis of accounting for a tenant that comprised approximately 1% of our total assets due to declines in operating results. As a result, we recorded a $49 million charge to reserve billed and straight-line rent receivables. During the 2024 third quarter, we terminated the lease with this tenant, resulting in the acceleration of lease intangible amortization of $22 million. On December 31, 2024, we entered into a forbearance and restructuring agreement with the former tenant. This forbearance and restructuring agreement was then amended on February 28, 2025 to, among other things, give the former tenant more time to complete its third-party financing which is scheduled to be completed in the 2025 first quarter. The substantive terms of the amended forbearance and restructuring agreement include the: repayment of $10 million of unpaid rent in cash, which we received on December 31, 2024; acquisition by this former tenant of certain of our facilities (with a net book value of approximately $39 million) for approximately $45 million (of which $10 million will be in the form of a secured loan), one of which closed in early January 2025 for approximately $3 million (and we received payment in full); repayment of a mortgage loan; and entering into a new 20 year triple-net lease agreement of three properties with a net book value of approximately $156 million.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of December 31, 2024	As of December 31, 2023
Swiss Medical Network	70%	$483,770	$472,434
MEDIAN	50%	431,964	471,336
CommonSpirit (Utah partnership)	25%	113,202	—
Policlinico di Monza	50%	77,592	80,562
HM Hospitales	45%	49,869	56,071
Steward (Macquarie partnership)	50%	—	394,052
Total		$1,156,397	$1,474,455

The decrease in our total investment in unconsolidated real estate joint ventures since December 31, 2023, is primarily due to the impairment recorded to our Massachusetts-based partnership with Macquarie in the second quarter of 2024 as more fully described above in this same Note 3. In the third quarter of 2024, we and the other equity owners funded capital contributions (our share being approximately $40 million) to the Swiss Medical Network investment, proceeds of which were used to pay off debt inside the joint venture. As discussed previously, we acquired a 25% interest in the Utah partnership in the 2024 second quarter as part of the Utah Transaction.

For 2024 and 2023, we received $45 million and $69 million, respectively, in dividends from these real estate joint ventures.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of December 31, 2024	As of December 31, 2023
Swiss Medical Network	$172,453	$186,113
PHP Holdings	149,027	699,535
Aevis Victoria SA ("Aevis")	63,409	77,345
Priory	38,739	163,837
Aspris Children's Services ("Aspris")	15,950	15,986
Steward (loan investment)	—	361,591
International joint venture	—	225,960
Steward (equity investment)	—	35,696
Lifepoint Behavioral	—	11,429
Caremax	—	1,148
Total	$439,578	$1,778,640

See "Leasing Operations (Lessor)" under this same Note 3 for details behind the change from 2023 to 2024 in our Steward investments (loan and equity).

For our investments marked to fair value (including our investments in PHP Holdings, Aevis, Caremax, and the international joint venture), we recorded approximately $794 million in unfavorable non-cash fair value adjustments during 2024; whereas, this was an approximately $45 million favorable non-cash fair value adjustments during 2023. The amount recorded in 2024 includes an approximate $550 million unfavorable fair market value adjustment to our investment in PHP Holdings, as further described in the "Prospect" subheading of this Note 3 and included in the "Other (including fair value adjustments on securities)" line of the consolidated statements of net income. In addition, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter related to our international joint venture investments as described in Note 3 and included in the "Real estate and other impairment charges, net" line of the consolidated statements of net income. The $45 million favorable fair market value adjustment in 2023 primarily related to PHP Holdings and an approximate CHF 20 million favorable adjustment to our investment in Swiss Medical Network, partially offset by decreases in value from marking other securities to market, including our equity investment in the international joint venture.

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

Concentrations of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of December 31, 2024			As of December 31, 2023
Operators	Total Assets (1)		Percentage of Total Assets	Total Assets (1)		Percentage of Total Assets
Circle	$2,026,778		14.2%	$2,119,392		11.6%
Priory	1,233,462		8.6%	1,391,005		7.6%
Healthcare Systems of America	1,187,006		8.3%	—		—
Lifepoint Behavioral	813,584		5.7%	813,527		4.4%
Swiss Medical Network	719,632		5.1%	735,891		4.0%
Steward	—		—	3,518,537		19.2%
Other operators	6,624,256		46.3%	7,709,095		42.2%
Other assets	1,689,876	(2)	11.8%	2,017,397	(2)	11.0%
Total	$14,294,594		100.0%	$18,304,844		100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $150 million and $700 million as of December 31, 2024 and 2023, respectively — see Prospect Transaction and tenant update described previously in this same Note 3 for more information.

Total Assets by U.S. State and Country (1)

	As of December 31, 2024		As of December 31, 2023
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,394,296	9.8%	$1,891,482	10.3%
California	935,470	6.4%	1,252,674	6.8%
Florida	840,876	5.9%	1,348,210	7.4%
Arizona	379,801	2.7%	547,789	3.0%
Ohio	327,577	2.3%	349,140	1.9%
All other states	2,636,587	18.5%	4,385,814	24.0%
Other domestic assets	951,486	6.6%	1,397,170	7.6%
Total U.S.	$7,466,093	52.2%	$11,172,279	61.0%
United Kingdom	$3,985,672	27.9%	$4,261,944	23.3%
Switzerland	719,632	5.0%	735,891	4.0%
Germany	672,343	4.7%	734,630	4.0%
Spain	247,996	1.7%	252,529	1.4%
Finland	199,721	1.4%	218,322	1.2%
All other countries	264,747	1.9%	309,022	1.7%
Other international assets	738,390	5.2%	620,227	3.4%
Total international	$6,828,501	47.8%	$7,132,565	39.0%
Grand total	$14,294,594	100.0%	$18,304,844	100.0%

Total Assets by Facility Type (1)

	As of December 31, 2024		As of December 31, 2023
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,493,331	59.4%	$11,764,151	64.3%
Behavioral health facilities	2,376,460	16.7%	2,576,983	14.1%
Post acute care facilities	1,617,596	11.3%	1,716,248	9.4%
Freestanding ER/urgent care facilities	117,331	0.8%	230,065	1.2%
Other assets	1,689,876	11.8%	2,017,397	11.0%
Total	$14,294,594	100.0%	$18,304,844	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was approximately 2% of our total assets as of December 31, 2024.

On a revenue basis, concentration for the year ended December 31, 2024 as compared to the two prior years is as follows:

The following shows those tenants that represented 10% or more of our total revenues by year (in thousands):

2024
Operator	Total Revenues	Percentage of Total Revenues
Circle	$205,582	20.7%
Priory	101,675	10.2%

2023
Operator	Total Revenues	Percentage of Total Revenues
Circle	$194,390	22.3%
Priory	107,557	12.3%

2022
Operator	Total Revenues	Percentage of Total Revenues
Steward	$427,912	27.7%
Circle	189,565	12.3%
Prospect	169,335	11.0%

Total Revenues by Geographic Location

	For the Years Ended December 31,
	2024		2023		2022
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$561,673	56.4%	$407,329	46.7%	$1,096,465	71.1%
United Kingdom	359,991	36.2%	352,594	40.4%	317,013	20.5%
All other countries	73,883	7.4%	111,876	12.9%	129,373	8.4%
Grand total	$995,547	100.0%	$871,799	100.0%	$1,542,851	100.0%

Total Revenues by Facility Type

	For the Years Ended December 31,
	2024		2023		2022
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$628,622	63.1%	$541,888	62.2%	$1,167,233	75.7%
Behavioral health facilities	209,668	21.1%	213,292	24.5%	204,420	13.2%
Post acute care facilities	139,859	14.0%	92,787	10.6%	146,780	9.5%
Freestanding ER/urgent care facilities	17,398	1.8%	23,832	2.7%	24,418	1.6%
Total	$995,547	100.0%	$871,799	100.0%	$1,542,851	100.0%

Related Party Transactions

Revenues earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $33.9 million, $83.0 million, and $135.5 million for 2024, 2023, and 2022, respectively.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2024	As of December 31, 2023
Revolving credit facility(A)	$361,726	$1,514,420
Term loan	200,000	200,000
British pound sterling secured term loan due 2024(B)	—	133,484
Australian term loan facility(B)	—	320,164
British pound sterling term loan due 2025(B)	617,039	891,170
British pound sterling secured term loan due 2034(B)	790,234	—
3.325% Senior Unsecured Notes due 2025(B)	517,700	551,950
0.993% Senior Unsecured Notes due 2026(B)	517,700	551,950
2.500% Senior Unsecured Notes due 2026(B)	625,800	636,550
5.250% Senior Unsecured Notes due 2026	500,000	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	750,960	763,860
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	438,060	445,585
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
	$8,919,219	$10,109,133
Debt issue costs and discount, net	(71,107)	(44,897)
	$8,848,112	$10,064,236

(A)
Includes £- million and £322 million of GBP-denominated borrowings and €303 million and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at December 31, 2024 and December 31, 2023, respectively.
(B)
Non-U.S. dollar denominated debt that reflects the exchange rates at period-end.

As of December 31, 2024, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2025	$1,134,739
2026	2,005,226
2027	1,600,000
2028	750,960
2029	900,000
Thereafter	2,528,294
Total	$8,919,219

2024 Activity

During 2024, we closed on a term loan with an aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of properties in the U.K. We used the majority of the net proceeds of the facility to pay down our revolving credit facility by $375 million and British pound sterling term loan due 2025 by £105 million, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million). During the year, we also paid down an additional $756 million on our revolving credit facility and £102 million on our British pound sterling term loan due 2025 with cash proceeds from asset sales. In addition, on April 18, 2024, we paid off and terminated the remainder of the A$470 million (approximately $306 million) Australian term loan facility with proceeds from the Utah Transaction described in Note 3.

2023 Activity

During 2023, we paid down, prior to maturity, A$730 million (approximately $475 million) of the A$1.2 billion Australian term loan with proceeds from the Australia Transaction as discussed in Note 3. In addition, we purchased approximately £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price and yield averaging approximately 13%. As a result of this prepayment, we realized an approximate $1.1 million gain. On December 5, 2023, we fully paid off the remaining £350 million balance of our 2.550% Senior Unsecured Notes due 2023 with cash on-hand and proceeds from the revolving portion of our credit facility ("Credit Facility").

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility. Prior to a series of amendments in 2024 (discussed below), maximum borrowings under the revolving portion of the Credit Facility was $1.8 billion.

Prior to the 2024 amendments and at our election, loans were made as either alternate base rate loans ("ABR Loans") or loans for an interest period of either one, three, or six months ("Term Benchmark Loans"). The applicable margin for term loans that were ABR Loans was adjustable on a sliding scale from 0.00% to 0.70% based on current credit rating. The applicable margin for term loans that were Term Benchmark Loans was adjustable on a sliding scale from 0.875% to 1.70% based on current credit rating. The applicable margin for revolving loans that were ABR Loans was adjustable on a sliding scale from 0.00% to 0.50% based on current credit rating. The applicable margin for revolving loans that were Term Benchmark Loans or risk-free rate loans ("RFR Loans"), as defined in the Credit Facility agreement, was adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee was adjustable on a sliding scale from 0.125% to 0.30% based on current credit rating and was payable on the revolving loan facility. During 2023, our credit rating negatively changed, resulting in adjustments to the applicable margin by 0.375% and an increase to the facility fee from 0.25% to 0.30%.

On April 12, 2024, we amended our Credit Facility and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, and (iii) amend or waive certain covenants to our Credit Facility and British pound sterling term loan due 2025 as described under "Covenants" in this same Note 4.

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

At December 31, 2024, we had $0.4 billion outstanding on the revolver, whereas, we had $1.5 billion outstanding on our revolver at December 31, 2023. At December 31, 2024 and 2023, our availability under our revolver was $0.9 billion and $0.3 billion, respectively. The weighted-average interest rate on the revolver was 6.6% and 5.9% during 2024 and 2023, respectively.

At December 31, 2024 and 2023, the interest rate in effect on our term loan was 7.5% and 7.2%, respectively.

Non-U.S. Term Loans

British Pound Sterling Secured Term Loan due 2034

On May 24, 2024, we completed a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. The facility carries a fixed rate of 6.877% over its 10-year term, excluding fees and expenses, and is interest-only (payable quarterly in advance) through the maturity date. The facility is secured by first priority mortgages or similar security instruments on the relevant properties, including assignments of rents and security over accounts, and is non-recourse to us.

British Pound Sterling Term Loan due 2025

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The applicable margin under the term loan was adjustable based on a pricing grid from 0.85% to 1.65% dependent on our current credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The applicable margin for the pricing grid (which can vary based on our credit rating) increased from 1.25% to 1.65% on March 10, 2023 with the change in credit rating, for an all-in fixed rate at December 31, 2023 of 2.349%. With the August 6, 2024 amendment discussed above, our all-in fixed rate increased to 3.70%.

As noted earlier, we paid down the British pound sterling secured term loan due 2025 by £207 million in 2024 with proceeds from the British pound sterling secured term due 2034 and asset sales. The balance of this loan of £493 million at December 31, 2024 was paid in full on January 15, 2025.

Interest Rate Swaps

At December 31, 2024, we had a derivative asset of approximately $3 million related to the sterling-denominated term loan interest rate swap (which was terminated on January 15, 2025 with the payoff of the British pound sterling term loan due 2025). At December 31, 2023, we had a derivative asset of approximately $43 million related to the combination of the sterling-denominated term loan interest rate swap and the Australian dollar term loan interest rate swap (which was terminated in the second quarter of 2024 as a result of the payoff of the Australian term loan). Derivative assets are included in “Other assets” on our consolidated balance sheets.

Senior Unsecured Notes

The following are the basic terms of our senior unsecured notes at December 31, 2024 (par value amounts in thousands):

	Offering Completion Date	Maturity Date	Par Value	% of Par Value	Interest Payment Frequency
3.325% Senior Unsecured Notes due 2025	March 24, 2017	March 24, 2025	€500,000	100.000%	Annually
0.993% Senior Unsecured Notes due 2026	October 6, 2021	October 15, 2026	€500,000	100.000%	Annually
2.500% Senior Unsecured Notes due 2026	March 24, 2021	March 24, 2026	£500,000	99.937%	Annually
5.250% Senior Unsecured Notes due 2026	July 22, 2016	August 1, 2026	$500,000	100.000%	Semi-annually
5.000% Senior Unsecured Notes due 2027	September 21, 2017	October 15, 2027	$1,400,000	100.000%	Semi-annually
3.692% Senior Unsecured Notes due 2028	December 5, 2019	June 5, 2028	£600,000	99.998%	Annually
4.625% Senior Unsecured Notes due 2029	July 26, 2019	August 1, 2029	$900,000	99.500%	Semi-annually
3.375% Senior Unsecured Notes due 2030	March 24, 2021	April 24, 2030	£350,000	99.448%	Annually
3.500% Senior Unsecured Notes due 2031	December 4, 2020	March 15, 2031	$1,300,000	100.000%	Semi-annually

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

Debt Refinancing and Unutilized Financing Costs

2024 Activity

In 2024, we incurred $4.3 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the reduction in revolving commitments under our Credit Facility and partial paydowns of our British pound sterling term loan due 2025.

2023 Activity

As a result of the early redemption of a portion of the Australian term loan, we incurred approximately $0.8 million to accelerate the amortization of related debt issue costs in 2023. This charge was more than offset by the $1.1 million gain realized on the purchase of approximately £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discount in 2023.

2022 Activity

In 2022, we incurred approximately $9.5 million of debt refinancing costs. These costs were incurred as a result of the payoff of our July 2021 Interim Credit Facility with proceeds from the Macquarie Transaction on March 14, 2022, along with the amendment of our Credit Facility on June 29, 2022.

Covenants and Restrictions

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing our Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior unsecured notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. On April 12, 2024, the Credit Facility was amended to waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024, and for purposes of determining pro forma compliance with the unsecured leverage ratio for certain asset sales and debt transactions.

On August 6, 2024, we entered into an amendment to the Credit Facility to increase the maximum total leverage ratio covenant from 60% to 65% and the maximum unsecured leverage ratio covenant from 65% to 70% and to decrease the minimum unsecured interest coverage ratio from 1.75:1.00 to 1.45:1.00. The amendment was effective as of June 30, 2024 and was to continue in effect through and including September 30, 2025 (the “Modified Covenant Period”) at which point the credit agreement provided that covenants would automatically reset to their prior levels. In addition, the amendment permanently reduced the minimum consolidated adjusted net worth covenant from approximately $6.7 billion to $5 billion, in each case plus the sum of certain equity proceeds. The amendment also limited the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the amendment did not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

On February 13, 2025 and concurrent with the closing of our private notes offering as discussed in Note 14, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, which restrictions included additional mandatory prepayments and a restriction on cash dividends to $0.08 per share per fiscal quarter, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our maturity extension options (without changing the other conditions thereof) such that the maturity of the revolving portion of our Credit Facility would move to June 30, 2027 (subject to the satisfaction of the other conditions), (v) reset the interest rate to SOFR plus 225 basis points, (vi) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued concurrently, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2024, we were in compliance with all financial and operating covenants, as amended.

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

From our TRS entities and our foreign operations, income tax (expense) benefit were as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Current income tax (expense) benefit:
Domestic	$477	$(7,756)	$1,111
Foreign	(31,589)	(24,257)	(27,751)
	(31,112)	(32,013)	(26,640)
Deferred income tax (expense) benefit:
Domestic	(465)	8,926	(15,628)
Foreign	(12,524)	153,766	(13,632)
	(12,989)	162,692	(29,260)
Income tax (expense) benefit	$(44,101)	$130,679	$(55,900)

A reconciliation of income tax (expense) benefit from the statutory income tax rate to the effective tax rate based on (loss) income before income taxes for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
(Loss) income before income tax	$(2,364,186)	$(686,771)	$959,719
Income tax benefit (expense) at the U.S. statutory federal rate	496,479	144,222	(201,541)
Decrease (increase) in income tax resulting from:
Foreign rate differential	4,888	(4,122)	1,826
State income taxes, net of federal benefit	—	1,275	(1,886)
U.S. earnings not subject to federal income tax	(227,080)	(115,189)	165,705
Change in valuation allowance	(301,468)	(45,692)	(11,281)
Statutory tax rate change	—	—	(941)
Interest disallowance	(2,965)	(3,421)	(1,737)
Tax Impact of UK REIT conversion	—	160,641	—
Other items, net	(13,955)	(7,035)	(6,045)
Total income tax (expense) benefit	$(44,101)	$130,679	$(55,900)

The foreign provision for income taxes is based on foreign profit before income taxes of $127.9 million, $6.3 million, and $159.6 million in 2024, 2023, and 2022, respectively.

The domestic provision for income taxes is based on (loss) income before income taxes of $(1.4) billion in 2024, $(144.5) million in 2023, and $10.8 million in 2022 from our TRS entities.

At December 31, 2024 and 2023, components of our deferred tax assets and liabilities were as follows (in thousands):

	2024	2023
Deferred tax assets:
Operating loss and interest deduction carry forwards	$263,523	$143,683
Depreciation	56,089	45,146
Partnership investments	112,892	15,768
Impairment and other loss reserves	101,834	11,790
Other	8,500	7,109
Total deferred tax assets	542,838	223,496
Valuation allowance	(418,659)	(117,191)
Total net deferred tax assets	$124,179	$106,305
Deferred tax liabilities:
Property and equipment	$(145,835)	$(158,330)
Net unbilled revenue	(82,170)	(65,727)
Partnership investments	(21,445)	—
Other	(3,450)	(10,687)
Total deferred tax liabilities	(252,900)	(234,744)
Net deferred tax asset (liability)	$(128,721)	$(128,439)

At December 31, 2024, we had net operating losses ("NOL") and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$704,434	$453,615

Tax-effected NOL carryforwards	$151,942	$112,111
Valuation allowance	(151,942)	(6,273)
Net deferred tax asset - NOL carryforwards	$—	$105,838
Expiration periods	2025-indefinite	indefinite

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

During 2024, a valuation allowance of $301.5 million has been recorded against a portion of our deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized. Valuation allowance activity recorded generally follows the activity of the associated deferred tax asset that is not expected to be recognized. From time-to-time, we may acquire deferred tax assets as part of real estate transactions and will assess the need for a valuation allowance as part of the opening balance sheet. Additionally, valuation allowances will be remeasured for foreign currency translation fluctuations through other comprehensive income.

We have no material uncertain tax position liabilities and related interest or penalties.

REIT Status

We have met the annual REIT distribution requirements by payment of at least 90% of our REIT taxable income in 2024, 2023, and 2022. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
Per share:	2024		2023	2022
Ordinary dividend (1)	$—		$1.0639	$0.4703
Long-term capital gain (2)	—		0.1061	0.6797
Return of capital	0.3800		—	—
Total	$0.3800	(3)	$1.1700	$1.1500

(1)
For the years ended December 31, 2023 and 2022, includes Section 199A dividends of 1.0639 and 0.4703, respectively.
(2)
For the years ended December 31, 2023 and 2022, includes Unrecaptured Section 1250 gains of 0.1061 and 0.2574, respectively.
(3)
The dividend declared on November 21, 2024 and paid January 9, 2025 will be applicable to the 2025 tax year and thus is not reflected in the table above.

Similar to our U.S. REIT, we have met all requirements of our U.K. REIT as of December 31, 2024.

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

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Non-controlling interests’ share in earnings	(1,984)	(384)	(1,222)
Participating securities’ share in earnings	(946)	(1,644)	(1,602)
Net (loss) income, less participating securities’ share in earnings	$(2,411,217)	$(558,120)	$900,995
Denominator:
Basic weighted-average common shares	600,248	598,518	598,634
Dilutive potential common shares(1)	—	—	203
Diluted weighted-average common shares	600,248	598,518	598,837

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income	$(2,408,287)	$(556,092)	$903,819
Non-controlling interests’ share in earnings	(1,984)	(384)	(1,222)
Participating securities’ share in earnings	(946)	(1,644)	(1,602)
Net (loss) income, less participating securities’ share in earnings	$(2,411,217)	$(558,120)	$900,995
Denominator:
Basic weighted-average units	600,248	598,518	598,634
Dilutive potential units(1)	—	—	203
Diluted weighted-average units	600,248	598,518	598,837

(1)
The above computation of diluted earnings per share does not include 17,162 and 32,382 potential common shares/units for the years ended December 31, 2024 and 2023, respectively.

7. Stock Awards

Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, RSUs, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors ("Board"), and we have reserved 28.9 million shares of common stock for awards, of which 8.9 million shares remain available for future stock awards as of December 31, 2024. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards (along with shares withheld for payroll tax withholding purposes) are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and RSUs pursuant to our Equity Incentive Plan. These awards have been granted in the form of service-based awards, performance awards based on company-specific performance hurdles, and market-based awards. See below for further details on each of these awards:

Service-Based Awards

In 2024, 2023, and 2022, the Compensation Committee granted service-based awards to employees and non-employee directors. Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2023 and 2022, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of such performance-based award grants.

In 2023 and 2022, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares are available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period will vest on January 1 of the following calendar year. The performance thresholds for 2023 were based on strategic transactions (including new investments and proceeds from individual property disposals and larger asset disposals through joint venture transactions) and EBITDA, while 2022 awards were based on funds from operations growth, EBITDA, and acquisitions.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2023 and 2022 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the Dow Jones U.S. Real Estate Health Care Index for 2023 and 2022 and 2) how our TSR compared to a threshold set by the Compensation Committee.

Market-Based Awards

In 2024 and 2023, the Compensation Committee granted market-based awards to employees. Generally, dividends are not paid on market-based awards until the award is earned. See details below of such market-based award grants.

On March 8, 2024, the Compensation Committee granted 2,700,000 market-based RSUs to the Company's Chief Executive Officer and Chief Financial Officer at the target level of achievement, which would represent a 67% increase in the market price of our common stock at time of grant. The RSUs may be settled only in cash and the cash payment will be calculated based on the average closing price of the Company's common stock on the five trading days ending on the vesting date. The RSUs are earned at the same share price target level, with the opportunity to earn up to three times target if the Company's share price reaches higher stock price hurdles and the same trailing 20-trading day average closing price as the 2023 awards discussed below during the four-year period ending December 31, 2027. Earned RSUs will become vested on the earlier of equal quarterly installments over the first year from the date the RSUs are earned or the date that the Committee makes a determination of achievement of the performance metrics following the end of the four-year performance period, subject to the grantee’s continued employment through such date.

On December 8, 2023, the Compensation Committee approved market-based restricted stock awards to employees other than the Company's Chief Executive Officer and Chief Financial Officer of 2,500,000 shares of common stock at the target level of achievement. These shares will be earned at the target level only if the Company's share price increases to $7.00 per share, with the opportunity to earn more shares (up to three times target), based on higher stock price hurdles. The actual number of shares to be earned pursuant to these awards will be determined based on a trailing 20-trading day average closing price of the Company's common stock during the four-year period following the December 8, 2023 grant date or December 31, 2027, for certain awards granted after December 8, 2023. Earned shares will vest in equal quarterly installments over two years following the date that the Compensation Committee makes a determination of achievement of the performance metrics, subject to the grantee’s continued employment through such date, provided that all unvested earned shares will vest in full following the end of the performance period.

The following summarizes award activity in 2024 and 2023 (which includes awards granted in 2024, 2023, and any applicable prior years), respectively:

For the Year Ended December 31, 2024:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,144,796	$13.01	12,576,792	$10.20
Awarded	1,519,207	$4.36	345,000	$7.78
Vested	(993,312)	$10.62	(1,179,631)	$16.81
Forfeited	(29,191)	$9.58	(1,428,940)	$10.40
Nonvested awards at end of year	1,641,500	$6.50	10,313,221	$9.33

For the Year Ended December 31, 2023:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares	Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	810,483	$21.02	4,349,081	$18.26
Awarded	1,210,448	$10.36	10,270,260	$8.47
Vested	(864,482)	$16.60	(1,591,846)	$19.65
Forfeited	(11,653)	$12.27	(450,703)	$12.44
Nonvested awards at end of year	1,144,796	$13.01	12,576,792	$10.20

Additionally, the market-based RSUs granted in 2024 (not included in the tables above) with cash-settlement features are nonvested as of December 31, 2024. These liability-type awards are adjusted to fair value on a quarterly basis using a Monte Carlo valuation model, which used the following assumptions for grant date and quarterly valuations for the year ended December 31, 2024: (i) common stock price at measurement date, (ii) annual equity volatility ranging from 45.0% to 57.0%, (iii) risk-free rate ranging from 3.58% to 4.41%, and (iv) dividend yield ranging from 8.10% to 14.35%. The grant date fair value of these RSUs was $13.3 million, and none of these RSUs were vested or forfeited as of December 31, 2024.

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2024, 2023, and 2022, we recorded $28.4 million, $33.3 million, and $49.4 million, respectively, of non-cash compensation expense. For the year ended December 31, 2024, we also recorded $4.6 million of compensation expense for the RSUs with cash-settlement features, and we have a corresponding $4.6 million liability as of December 31, 2024.

The remaining unrecognized cost from equity-settled awards at December 31, 2024, is $29.6 million, which will be recognized over a weighted-average period of 1.27 years. The remaining unrecognized cost from cash-settled awards at December 31, 2024, is $11.3 million, which will be recognized over a derived service period of 2.03 years as of December 31, 2024. Stock-based awards that vested in 2024, 2023, and 2022, had a value of $10.9 million, $22.5 million, and $82.6 million, respectively.

8. Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, each of the Company and Steward have agreed, subject to specified exceptions, to the mutual release of claims against each other, including payment by Steward of any accrued or future rent under its master leases with the Company and accrued or future payments of principal and interest on outstanding loans from the Company. Steward’s asset backed lenders also forfeited their right to cause the Company to purchase up to $60 million of bridge loans made to Steward during the first quarter of 2024. In connection with the global settlement with Steward and reciprocal release of claims, the Company had an approximate $31 million liability at December 31, 2024, for property taxes, other property related expenses, and other obligations due to third parties.

We are party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit alleging false and/or misleading statements and/or omissions resulted in artificially inflated prices for our common stock, filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). The complaint seeks class certification on behalf of purchasers of our common stock between July 15, 2019 and February 22, 2023 and unspecified damages including interest and an award of reasonable costs and expenses. This class action complaint was amended on September 22, 2023 and alleges that we made material misstatements or omissions relating to the financial health of certain of our tenants. On September 26, 2024, the Court dismissed the amended complaint with prejudice, and the plaintiff thereafter moved the Court to alter its judgment. That motion has been fully briefed and is currently pending before the Court.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. These derivative actions have been consolidated and stayed pending further developments in the Alabama securities lawsuit. Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471), June 28, 2024 (Case No. 1:24-cv-01899), and July 26, 2024 (Case No. 1 24-cv-02173). The Company was named as a nominal defendant. These shareholder derivative complaints make allegations similar to those made in the Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. Defendants have not been required to respond to these complaints pending further developments in the Alabama securities lawsuit.

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This class action complaint was amended on October 30, 2024 and alleges that we made material misstatements or omissions in connection with certain transactions involving Prospect. Defendants filed a motion to dismiss the amended complaint on January 14, 2025.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv- 10934) and March 1, 2024 (Case No. 1:24-cv-01589). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. The two cases have been consolidated and stayed pending further developments in the New York securities lawsuit described above. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This action has been stayed pending further developments in the New York securities action described above.

We believe these claims are without merit and intend to defend the remaining open cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Defamation Litigation

On March 30, 2023, we commenced an action in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00408), against short-seller Viceroy Research LLC ("Viceroy") and its members. We were seeking injunctive relief and damages for defamation, civil conspiracy, tortious interference, private nuisance, and unjust enrichment based on defamatory statements expressed against us. On June 29, 2023, we won a preliminary ruling in this lawsuit after Viceroy's motion to dismiss the case was denied by a judge in the United States District Court for the Northern District of Alabama. On December 18, 2024, we reached an agreement with Viceroy and its members to mutually settle and dismiss this defamation lawsuit.

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

MPT Operating Partnership, L.P.

At December 31, 2024, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership.

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

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will be allocated pro-rata to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership until their adjusted capital balances are reduced to zero, then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. No LTIP units exist at December 31, 2024.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2024			December 31, 2023
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$36,327		$36,432	$45,059		$45,476
Loans(1)	467,120	(2)	470,380	1,302,727	(2)	1,202,383
Debt, net	(8,848,112)		(7,301,395)	(10,064,236)		(8,256,465)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $7.9 million and $162.4 million of mortgage loans, a $315.5 million and $323.8 million shareholder loan included in investments in unconsolidated real estate joint ventures, $39.7 million and $526.9 million of loans that are part of our investments in unconsolidated operating entities, and $104.0 million and $289.6 million of other loans at December 31, 2024 and December 31, 2023, respectively.

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

At December 31, 2024 and 2023, the amounts recorded under the fair value option method were as follows (in thousands):

	As of December 31, 2024		As of December 31, 2023
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$111,985	$129,968	$146,892	$146,892	Mortgage loans
Equity investment and other loans	154,229	910,594	939,903	912,999	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value based on Level 2 and Level 3 inputs by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in Lifepoint Behavioral (which was sold in March 2024) was recorded at fair value as of December 31, 2023, based on Level 2 inputs by discounting the estimated cash flows expected to be realized as part of the Lifepoint Transaction described in Note 3 to the consolidated financial statements. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value based on Level 3 inputs, by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the pending transaction (for our investment in PHP Holdings), which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach model used for our investment in PHP Holdings, our unobservable inputs include purchase price adjustments related to expected balance sheet values at the time of the transaction close, and an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $790 million, primarily related to the loan to the international joint venture (including approximately $18 million related to our investment in three hospitals in Colombia) and our investment in PHP Holdings as further discussed in Note 3 to the consolidated financial statements, compared to a favorable adjustment of approximately $29 million in 2023.

For our investment in PHP Holdings, the discount rate, selected revenue multiple range, and selected EBITDA multiple range were 11%, 1.1x to 1.3x, and 10x to 14x, respectively, at December 31, 2023. These measures were not used in our valuation as of December 31, 2024, as they were not required for the market approach based on the price of the pending transaction. The DLOM on our investment in PHP Holdings was approximately 14.2% at December 31, 2024 compared to 8% at December 31, 2023. The increase in the DLOM used in our fair value analysis of our investment in PHP Holdings compared to December 31, 2023 aligned with the expected value from the Astrana Health deal more fully described in Note 3 to the consolidated financial statements.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) in Fair Value
+ 100 basis points	$(1,737)
- 100 basis points	1,737

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

Impairment and Fair Value Adjustments of Non-Real Estate Investments

2024

Prior to the global settlement in September 2024 (as described in Note 3 to the consolidated financial statements) in which our claims were released, our non-real estate investments in Steward and related affiliates included our 9.9% equity investment, working capital and other secured loans, and a loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the loan to the international joint venture is collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation approaches utilized included the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assuming normal exposure to market participants. We utilized this premise of value due to Steward’s ongoing financial distress and subsequent filing of bankruptcy. Accordingly, the valuation approaches used, including the Level 3 inputs, were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt (including our working capital and other secured loans) and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of the loan to a Steward affiliate from 2021 or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralized the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and negative fair value adjustments in the 2024 first quarter of approximately $625 million, as discussed further in Note 3 to the consolidated financial statements.

We updated our fair value analysis of Steward's business at June 30, 2024, using a similar approach as done in the 2024 first quarter resulting in no further impairments or fair value adjustments to non-real estate investments in the 2024 second quarter. In the third quarter of 2024, as a result of the Company’s global settlement with Steward (as discussed further in Note 3 to the consolidated financial statements), the Company recorded impairment charges of approximately $425 million for the working capital loans and other secured loans previously advanced to Steward.

2023

To assess recovery of our non-real estate investments in Steward in 2023, along with the $219 million loan to the international joint venture that was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture, we performed a valuation of Steward's business at December 31, 2023, with assistance from a third-party, independent valuation firm, using a market valuation approach, with Level 3 inputs including the selected revenue multiple range of 0.50x to 0.60x in reference to comparable transactions. After reducing the derived fair value for the loans to Steward discussed above, we arrived at a fair value for Steward's equity. We then compared our equity investment's carrying value to our 9.9% share of the fair value of Steward's equity, which resulted in the need for an impairment charge of approximately $90 million. The value of the investor's share of the remaining 90.1% of Steward's equity that collateralizes the loan to the international joint venture was deemed sufficient to support recovery of this investment at that time.

2022

In 2022, we performed an impairment analysis on our investments in financing leases with Prospect using an income approach with Level 3 inputs including the selected market capitalization rate range of 7.5% to 9.0%. For these assets, we divided the expected operating income (i.e. rent revenue less expenses, if any) from the underlying properties by a market capitalization rate. We then compared the carrying value of our investment to the derived fair value, which resulted in a $170 million impairment to the Pennslyvania assets.

Impairment of Real Estate Investments

See the Steward and Prospect subheadings under "Leasing Operations (Lessor)" in Note 3 to the consolidated financial statements for a discussion around the use of fair value and related assumptions in the impairment of our real estate investments.

Equity Investments Without a Readily Determinable Fair Value

For our equity investment in Swiss Medical (which does not have a readily determinable fair value), we marked our investment to fair value in the 2023 third quarter based on the price paid by a new investor in the same security, resulting in a CHF 20 million favorable adjustment.

11. Leases (Lessee)

We lease the land underlying certain of our facilities (for which we typically sublease to our tenants), along with corporate offices and equipment. Our leases have remaining lease terms that vary in years, and some of the leases have initial fixed terms (or renewal options available) that extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2024	2023	2022
Operating lease cost (1)	(2)	$10,725	$11,653	$12,175
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51	51
Interest on lease liabilities	Interest	128	128	128
Sublease income	Other	(3,259)	(4,178)	(4,485)
Total lease cost		$7,645	$7,654	$7,869

(1)
Includes short-term leases.

(2)
$5.1 million, $6.0 million, and $5.7 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2024, 2023, and 2022, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2024 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2025	$8,047	$131	$(3,503)	$4,675
2026	7,239	133	(3,006)	4,366
2027	6,698	134	(2,715)	4,117
2028	6,786	135	(2,723)	4,198
2029	6,850	137	(2,731)	4,256
Thereafter	175,000	4,245	(39,584)	139,661	(1)
Total undiscounted minimum lease payments	$210,620	$4,915	$(54,262)	$161,273
Less: interest	(132,035)	(2,979)
Present value of lease liabilities	$78,585	$1,936

(1)
Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or attempt to early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2024	December 31, 2023
Right of use assets:
Operating leases - real estate	Land	$46,881	$63,675
Finance leases - real estate	Land	1,632	1,683
Total real estate right of use assets		$48,513	$65,358
Operating leases - corporate	Other assets	20,701	24,243
Total right of use assets		$69,214	$89,601

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$78,585	$101,812
Financing leases	Obligations to tenants and other lease liabilities	1,936	1,938
Total lease liabilities		$80,521	$103,750

Weighted-average remaining lease term:
Operating leases		32.6	32.9
Finance leases		31.9	32.9
Weighted-average discount rate:
Operating leases		6.1%	6.2%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,447	$8,210	$7,169
Operating cash flows used for finance leases	130	129	128
Non-cash activities - Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	23,066

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	As of December 31,
	2024	2023
Debt issue costs, net(1)	$5,675	$8,513
Other corporate assets	330,638	275,688
Prepaids and other assets	135,091	173,710
Total other assets	$471,404	$457,911
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

Other corporate assets increased in 2024 primarily due to additional funding of our new corporate headquarters. Prepaids and other assets decreased in 2024 primarily due to a reduction in the value of our interest rate swaps as further discussed in Note 4 and the Norwood cash recovery from our casualty insurers in November 2024, partially offset by an increase in prepaid interest at December 31, 2024 compared to December 31, 2023.

13. Segment Disclosures

We manage our business and report financial results as one business segment. This is consistent with the manner in which our chief operating decision maker ("CODM"), our executive team made up of our Chief Executive Officer and Chief Financial Officer, evaluates performance and makes resource and operating decisions for the business.

Our primary business strategy and source of revenue is from the acquisition and development of healthcare facilities that are leased to healthcare operating companies under long-term net leases, which require the tenant to bear most of the costs associated with the property. The majority of our leased assets are owned 100%; however, we do own some leased assets through joint ventures with other partners. We also may make mortgage loans to healthcare operators collateralized by their real estate. In addition, we may make noncontrolling investments in our tenants, from time-to-time, typically in conjunction with larger real estate transactions with the tenant, which may enhance our overall return and provide for certain minority rights and protections. Although we generate our revenues from these investments in the U.S. and eight other countries across multiple property types, we centrally manage these business activities on a consolidated basis. The accounting policies of our business segment are the same as those described in the summary of significant accounting policies.

The CODM evaluates performance and makes resource and operating decisions for the business on a consolidated basis using consolidated net income from our consolidated statements of net income as our primary GAAP profit measure supplemented by consolidated funds from operations ("FFO"). We use net income and FFO to monitor expected versus actual results to assess performance. The measure of segment assets is total assets as reported on our consolidated balance sheets. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, which represents consolidated net (loss) income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization, including amortization related to in-place lease intangibles, and after adjustments for unconsolidated partnerships and joint ventures.

Given FFO excludes real estate related depreciation and amortization expense by definition and due to our typical net lease structure which requires our tenants to bear most of the costs associated with our properties (including property taxes, insurance, etc.), the primary expenses reviewed by the CODM include general and administrative and interest expenses from our consolidated statements of net income.

See "Concentration of Credit Risks" in Note 3 to our consolidated financial statements for entity-wide disclosures around major customers, geographic areas, and property types.

14. Subsequent Events

Senior Secured Notes due 2032

On February 13, 2025, we closed on a private offering that consisted of a $1.5 billion aggregate principal amount of senior secured notes due 2032 (the "USD Notes") and €1.0 billion aggregate principal amount of senior secured notes due 2032 (the "Euro Notes"). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. The USD Notes were issued at 98.710% of par value, pay interest at a rate of 8.500% per year and mature on February 15, 2032. The Euro Notes were issued at 98.645% of par value, pay interest at a rate of 7.000% per year and mature on February 15, 2032. We may redeem some or all of the notes at any time prior to February 15, 2028, at a redemption price equal to 100% of the principal amount, plus an applicable “make whole” premium and accrued and unpaid interest. On or after February 15, 2028, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to February 15, 2028, we may redeem up to 40% of the notes at a redemption price equal to 108.500% and 107.000% for the USD Notes and Euro Notes, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from the notes to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. We used the remaining net proceeds to pay down the revolving portion of our Credit Facility.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2024 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2024, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for MPT Operating Partnership, L.P. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy governing the purchase, sale, and other dispositions of the Company's securities that applies to all of the Company's directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. It is also the policy of the Company to comply with all insider trading laws and regulations. A copy of the Company's insider trading policy is listed as Exhibit 19.2 to this Annual Report on Form 10-K.

The other information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2025.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2025.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2025.

ITEM 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Birmingham, Alabama, PCAOB Auditor ID 238. The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2025.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	64
MPT Operating Partnership, L.P.	67

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2024 and 2023	70
Consolidated Statements of Net Income for the Years Ended December 31, 2024, 2023, and 2022	71
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023, and 2022	72
Consolidated Statements of Equity for the Years Ended December 31, 2024, 2023, and 2022	73
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	74

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2024 and 2023	75
Consolidated Statements of Net Income for the Years Ended December 31, 2024, 2023, and 2022	76
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023, and 2022	77
Consolidated Statements of Capital for the Years Ended December 31, 2024, 2023, and 2022	78
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022	79

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	80
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022	127
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023, and 2022	128
Schedule IV — Mortgage Loans on Real Estate at December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023, and 2022	136

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015

3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.5	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.6	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.7	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020
4.8	Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.4	March 29, 2021
4.9	Nineteenth Supplemental Indenture, dated as of October 6, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	October 13, 2021
4.10	Indenture, dated as of February 13, 2025, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee, dollar paying agent, dollar registrar, dollar transfer agent and notes collateral agent, and U.S. Bank Europe DAC, as euro paying agent, euro registrar and euro transfer agent	8-K	001-32559	4.1	February 18, 2025

4.11*

Twentieth Supplemental Indenture, dated as of February 28, 2025, among MPT Springstone REIT, Inc., as subsidiary guarantor, and MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee

10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. Amended and Restated 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 28, 2022
10.3	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.4	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.5	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.6	Form of Award Agreement for Restricted Stock***	8-K	001-32559	10.1	December 14, 2023
10.7	Form of Award Agreement for Restricted Stock Units***	8-K	001-32559	10.1	March 14, 2024
10.8	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.9	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.11	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.12	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.13	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.14	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.15	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.16	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.17	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.18	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.19	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.20	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
10.21	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 29, 2022, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of	8-K	001-32559	1.1	July 6, 2022

	America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent
10.22	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 12, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-32559	10.1	August 9, 2024
10.23	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 6, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q/A	001-32559	10.1	November 13, 2024
10.24	Amendment No. 3 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 13, 2025, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-32559	10.1	February 18, 2025
19.1	Compensation Recovery Policy	10-K	001-32559	19.1	February 29, 2024
19.2	Insider Trading Policy	10-K	001-32559	19.2	February 29, 2024
21.1*	Subsidiaries of Medical Properties Trust, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
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
Date: March 3, 2025

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	March 3, 2025

/s/ G. Steven Dawson G. Steven Dawson	Director	March 3, 2025

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	March 3, 2025

/s/ Emily W. Murphy	Director	March 3, 2025
Emily W. Murphy

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	March 3, 2025

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	March 3, 2025

/s/ Michael G. Stewart Michael G. Stewart	Director	March 3, 2025

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	March 3, 2025

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2024

		Additions			Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts	Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2024	$878,318	$2,783,001	(2)	$—	$(1,495,565)	(3)	$2,165,754
2023	$393,057	$755,627	(4)	$—	$(270,366)	(5)	$878,318
2022	$154,161	$294,861	(6)	$—	$(55,965)	(7)	$393,057

(1)
Includes real estate impairment reserves, allowances for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)
Represents $1.5 billion increase in credit loss reserves on loans and financing-type investments (primarily related to Steward and Prospect as further described in Note 3 to Item 8 of this Annual Report on Form 10-K) and negative fair value adjustment on our investment in the international joint venture, $86 million increase to real estate impairment reserves, approximately $500 million increase to equity investment impairment reserves, and a $384 million increase in accounts receivable reserves. Also includes an approximately $302 million increase in valuation allowances to reserve against our net deferred tax assets in 2024.
(3)
Includes a $520 million decrease in accounts receivable reserves and $826 million decrease in credit loss reserves on loans (primarily related to the full release of our claims in Steward as a result of the global settlement), along with a $138 million decrease to our equity investment reserves (primarily related to the write-off of our Steward equity investment), and a $12 million decrease in real estate impairment reserves related to disposals in 2024.
(4)
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
(5)
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
(6)
Represents a $170.6 million increase to real estate impairment reserves, $0.5 million increase in accounts receivable and other reserves, $114.0 million increase in credit loss reserves on financing-type receivables, and a $9.8 million increase in valuation allowance to reserve against our net deferred tax assets in 2022.
(7)
Includes a $2.9 million decrease in real estate impairment reserves related to disposals in 2022, a $11.7 million decrease in accounts receivable and other reserves, a net credit loss recovery of approximately $15 million on the Watsonville loans, and a $26.4 million decrease of credit loss reserves related to financial instruments sold, repaid, or satisfied in 2022.

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2024

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Aberdeen, UK	Acute care general hospital	$4,180	$99,020	$—	$—	$4,180	$99,020	$103,200	$12,419	$44,407	1985	January 9, 2020	40
Algeciras, Spain	Acute care general hospital	488	7,712	—	—	488	7,712	8,200	566	—	1997	April 29, 2022	40
Altoona, WI	Acute care general hospital	—	29,062	—	—	—	29,062	29,062	7,508	—	2014	August 31, 2014	40
Altrincham, UK	Behavioral health facility	14,396	24,713	—	—	14,396	24,713	39,109	1,565	—	1890, 2014	December 9, 2022	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	1,075	—	2014	March 19, 2014	40
Arnold, UK	Behavioral health facility	469	9,749	—	—	469	9,749	10,218	936	—	2008	June 25, 2021	40
Ashtead, UK	Acute care general hospital	37,124	69,603	—	—	37,124	69,603	106,727	9,699	—	1981	August 16, 2019	40
Austin, TX	Freestanding ER	3,557	4,200	—	—	3,557	4,200	7,757	850	—	2017	March 2, 2017	40
Avondale, AZ	Behavioral health facility	5,383	64,650	470	—	5,383	65,120	70,503	5,563	—	2016	October 19, 2021	40
Ayr, UK	Behavioral health facility	16,703	47,833	—	—	16,703	47,833	64,536	4,274	—	2004	June 25, 2021	40
Bad Salzuflen, Germany	Rehabilitation hospital	9,852	24,931	—	—	9,852	24,931	34,783	4,815	—	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	6,695	21,926	—	—	6,695	21,926	28,621	4,033	—	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,056	2,581	—	—	1,056	2,581	3,637	511	—	1973, 2010	November 30, 2017	40
Bakersfield, CA	Rehabilitation hospital	2,178	45,253	—	—	2,178	45,253	47,431	3,205	—	2022	May 15, 2020	40
Barby, Germany	Rehabilitation hospital	1,708	19,057	—	—	1,708	19,057	20,765	927	—	1995	April 19, 2023	40
Basingstoke, UK	Acute care general hospital	12,704	49,342	—	—	12,704	49,342	62,046	6,230	31,595	1984	January 9, 2020	40
Bassenheim, Germany	Rehabilitation hospital	1,046	4,961	—	—	1,046	4,961	6,007	814	—	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,483	30,749	—	—	1,483	30,749	32,232	8,072	—	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	7,072	12,833	—	—	7,072	12,833	19,905	1,667	15,164	1992	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,369	20,594	—	—	5,369	20,594	25,963	2,591	14,629	1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,514	7,416	—	—	1,514	7,416	8,930	939	7,885	1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	2,563	—	—	—	2,563	—	2,563	—	—	N/A	August 23, 2019	—
Big Spring, TX	Acute care general hospital	1,655	21,254	815	—	1,655	22,069	23,724	3,485	—	1973	April 12, 2019	41
Birmingham, UK	Behavioral health facility	912	9,988	—	—	912	9,988	10,900	449	—	1864, 2009	April 14, 2023	40
Birmingham, UK	Acute care general hospital	7,870	41,503	—	—	7,870	41,503	49,373	4,669	—	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	9,695	92,282	—	—	9,695	92,282	101,977	11,655	—	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	17,067	—	—	—	17,067	17,067	1,920	—	2018	June 29, 2020	40
Birmingham, UK	Behavioral health facility	405	18,840	—	—	405	18,840	19,245	1,767	—	1900, 1984, 2016	June 25, 2021	40
Blackburn, UK	Acute care general hospital	2,616	50,140	—	—	2,616	50,140	52,756	6,305	23,300	1957	January 9, 2020	40
Blackburn, UK	Behavioral health facility	19,692	53,421	—	—	19,692	53,421	73,113	5,125	—	1930	June 25, 2021	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	6,120	—	1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	41	—	2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	1,555	—	2008	February 29, 2012	50
Bolton, UK	Acute care general hospital	1,558	43,781	—	—	1,558	43,781	45,339	5,491	20,817	1989	January 9, 2020	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	7,648	—	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	3,550	—	3,486	59,846	63,332	8,586	—	1992	August 30, 2019	40
Brandis, Germany	Rehabilitation hospital	2,079	22,882	—	—	2,079	22,882	24,961	1,141	—	1995	April 19, 2023	40
Braunfels, Germany	Acute care general hospital	2,040	12,707	—	—	2,040	12,707	14,747	3,051	—	1977	June 30, 2015	40
Bristol, UK	Behavioral health facility	4,626	36,724	—	—	4,626	36,724	41,350	2,052	—	1790, 2014	December 9, 2022	40
Bromley, UK	Behavioral health facility	7,101	15,259	—	—	7,101	15,259	22,360	1,483	—	1714, 1830, 2021	June 25, 2021	40
Bury, UK	Behavioral health facility	8,366	19,063	—	—	8,366	19,063	27,429	1,925	—	2003	June 25, 2021	40
Bussage, UK	Behavioral health facility	8,346	3,690	—	—	8,346	3,690	12,036	361	—	1970	June 25, 2021	40
Cadiz, Spain	Acute care general hospital	281	6,377	—	—	281	6,377	6,658	456	—	2000	April 29, 2022	40
Canterbury, UK	Acute care general hospital	9,030	27,124	—	—	9,030	27,124	36,154	3,418	18,894	1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	895	25,144	—	—	895	25,144	26,039	3,174	14,884	1990	January 9, 2020	40
Carrollton, TX	Behavioral health facility	4,941	52,227	—	—	4,941	52,227	57,168	4,514	—	2012	October 19, 2021	40
Casper, WY	Rehabilitation hospital	1,632	—	—	—	1,632	—	1,632	—	—	2012	February 29, 2012	—
Caterham, UK	Acute care general hospital	10,374	20,494	—	—	10,374	20,494	30,868	2,897	—	1982	August 16, 2019	40
Cayce, SC	Rehabilitation hospital	1,022	20,419	—	—	1,022	20,419	21,441	766	—	2023	October 21, 2022	40
Cheadle, UK	Acute care general hospital	30,414	160,210	—	—	30,414	160,210	190,624	20,151	105,255	1981	January 9, 2020	40
Cheadle, UK	Behavioral health facility	29,311	93,207	—	—	29,311	93,207	122,518	8,826	—	1849, 2018	June 25, 2021	40
Clarksville, TX	Rehabilitation hospital	2,460	25,540	—	—	2,460	25,540	28,000	2,840	—	2019	December 17, 2020	39
Cologne, Germany	Acute care general hospital	4,152	14,036	—	—	4,152	14,036	18,188	2,679	—	2011	June 23, 2017	40
Columbus, OH	Behavioral health facility	2,101	44,218	—	—	2,101	44,218	46,319	3,859	—	2017	October 19, 2021	40
Conroe, TX	Behavioral health facility	3,855	38,892	—	—	3,855	38,892	42,747	3,468	—	2018	October 19, 2021	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	1,078	—	2015	April 10, 2015	40
Coral Gables, FL	Acute care general hospital	26,215	84,584	2,624	—	26,215	87,208	113,423	7,509	—	1959	August 1, 2021	40
Croydon, UK	Acute care general hospital	9,775	41,002	—	—	9,775	41,002	50,777	5,192	25,157	1982	January 9, 2020	40
Dahlen, Germany	Rehabilitation hospital	1,259	10,635	—	—	1,259	10,635	11,894	1,291	—	1994	July 8, 2020	40
Dallas, TX	Long term acute care hospital	1,421	13,536	—	—	1,421	13,536	14,957	6,176	—	2006	September 5, 2006	40
Darlington, UK	Acute care general hospital	2,053	35,213	—	—	2,053	35,213	37,266	3,988	33,613	2001	August 7, 2020	40
Darlington, UK	Behavioral health facility	20,888	47,447	—	—	20,888	47,447	68,335	4,862	—	1935, 2018, 2020	June 25, 2021	40
Darlington, UK	Behavioral health facility	5,140	25,903	—	—	5,140	25,903	31,043	2,388	—	1960, 1990	June 25, 2021	40
Detroit, MI	Long term acute care hospital	1,220	8,323	—	—	1,220	8,323	9,543	3,511	—	1956	May 22, 2008	40
Dewsbury, UK	Behavioral health facility	1,101	10,026	—	—	1,101	10,026	11,127	474	—	2012	April 14, 2023	40
Diss, UK	Behavioral health facility	2,861	10,202	—	—	2,861	10,202	13,063	1,095	—	1840 (2)	June 25, 2021	40
Dorchester, UK	Acute care general hospital	530	30,812	—	—	530	30,812	31,342	3,870	—	1981	January 9, 2020	40
Dormagen, Germany	Rehabilitation hospital	1,791	5,298	—	—	1,791	5,298	7,089	892	—	1993, 2006	August 28, 2018	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Droitwich, UK	Acute care general hospital	75	15,040	—	—	75	15,040	15,115	1,905	—	1984	January 9, 2020	40
Dublin, OH	Behavioral health facility	5,118	69,346	—	—	5,118	69,346	74,464	5,931	—	2012	October 19, 2021	40
El Paso, TX	Rehabilitation hospital	4,268	21,345	—	—	4,268	21,345	25,613	2,479	—	2018	December 17, 2020	38
Englewood, CO	Behavioral health facility	3,369	65,480	—	—	3,369	65,480	68,849	5,648	—	2017	October 19, 2021	40
Essex, UK	Behavioral health facility	4,563	42,462	—	—	4,563	42,462	47,025	2,365	—	1790, 1992, 2014	December 9, 2022	40
Euxton, UK	Acute care general hospital	4,539	34,959	—	—	4,539	34,959	39,498	5,015	—	1981	August 16, 2019	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	3,838	—	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	9,103	—	2012	February 7, 2012	40
Floridablanca, Colombia	Acute care general hospital	717	22,411	—	—	717	22,411	23,128	1,367	—	1997	July 29, 2022	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	3,370	—	2009	August 30, 2019	40
Fort Worth, TX	Behavioral health facility	3,406	34,627	—	—	3,406	34,627	38,033	3,069	—	2014	October 19, 2021	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	10,126	—	1991	August 30, 2019	40
Frome, UK	Behavioral health facility	2,847	17,249	—	—	2,847	17,249	20,096	1,703	—	1980	June 25, 2021	40
Frome, UK	Behavioral health facility	10,711	10,530	—	—	10,711	10,530	21,241	1,369	—	1700, 2015, 2017	June 25, 2021	40
Gainesborough, UK	Behavioral health facility	1,503	9,838	—	—	1,503	9,838	11,341	580	—	2008	April 14, 2023	40
Gardena, CA	Acute care general hospital	14,010	65,282	—	—	14,010	65,282	79,292	6,174	—	1966	July 6, 2021	40
Georgetown, TX	Behavioral health facility	4,569	23,550	10,561	—	4,569	34,111	38,680	2,283	—	2014	October 19, 2021	40
Gilbert, AZ	Behavioral health facility	4,790	45,076	5,411	—	4,790	50,487	55,277	3,821	—	2020	October 19, 2021	40
Glasgow, UK	Acute care general hospital	6,333	129,348	—	—	6,333	129,348	135,681	16,214	67,611	1983	January 9, 2020	40
Glasgow, UK	Behavioral health facility	1,405	15,356	—	—	1,405	15,356	16,761	1,456	—	1900, 1980	June 25, 2021	40
Gloucester, UK	Acute care general hospital	5,486	60,337	—	—	5,486	60,337	65,823	8,521	—	1990	August 16, 2019	40
Godalming, UK	Behavioral health facility	9,198	18,660	—	—	9,198	18,660	27,858	1,893	—	1796, 2007	June 25, 2021	40
Great Missenden, UK	Acute care general hospital	11,571	103,391	—	—	11,571	103,391	114,962	13,026	54,064	1981	January 9, 2020	40
Grefath, Germany	Rehabilitation hospital	1,126	2,841	—	—	1,126	2,841	3,967	488	—	1886, 1983	August 28, 2018	40
Guildford, UK	Acute care general hospital	6,765	35,812	—	—	6,765	35,812	42,577	4,516	21,507	1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	1,980	30,633	—	—	1,980	30,633	32,613	4,338	—	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	37,755	39,733	—	—	37,755	39,733	77,488	5,035	—	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	11,918	—	1999	August 31, 2015	34
Hassocks, UK	Behavioral health facility	5,392	28,190	—	—	5,392	28,190	33,582	3,032	—	1998	June 25, 2021	40
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	1,816	—	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	2,632	—	2013	March 1, 2013	40
Heidelberg, Germany	Rehabilitation hospital	5,850	33,415	—	—	5,850	33,415	39,265	7,139	—	1885, 1991	June 22, 2016	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	1,130	—	2016	March 10, 2016	40
Helsinki, Finland	Acute care general hospital	3,832	63,268	494	—	3,832	63,762	67,594	4,471	—	1992, 2013	March 11, 2022	40
Hemel Hempstead, UK	Behavioral health facility	12,279	6,197	—	—	12,279	6,197	18,476	757	—	1901, 1990	June 25, 2021	40
Hialeah, FL	Acute care general hospital	18,802	107,783	3,324	—	18,802	111,107	129,909	9,780	—	1950	August 1, 2021	40
Hialeah, FL	Acute care general hospital	75,339	222,271	1,958	—	75,339	224,229	299,568	21,712	—	1969	August 1, 2021	40
Highland Hills, OH	Behavioral health facility	3,148	43,891	—	—	3,148	43,891	47,039	3,832	—	2015	October 19, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Hill County, TX	Acute care general hospital	1,120	17,882	845	—	1,120	18,727	19,847	17,480	—	1980	September 17, 2010	15
Hinckley, UK	Behavioral health facility	2,424	16,521	—	—	2,424	16,521	18,945	1,566	—	1892, 2007	June 25, 2021	40
Hook, UK	Behavioral health facility	5,324	10,141	—	—	5,324	10,141	15,465	1,045	—	1980	June 25, 2021	40
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	2,140	—	2015	May 1, 2015	34
Hoover, AL	Freestanding ER	—	1,034	296	—	—	1,330	1,330	348	—	2015	May 1, 2015	34
Hot Springs, AR	Acute care general hospital	5,622	59,432	21,221	—	5,622	80,653	86,275	19,450	—	1985	August 31, 2015	40
Houston, TX	Behavioral health facility	6,063	19,881	2,565	—	6,063	22,446	28,509	2,245	—	2020	October 25, 2019	40
Houston, TX	Acute care general hospital	28,687	80,168	90,934	—	28,687	171,102	199,789	20,251	—	1940-1950	September 29, 2017	41
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	824	—	2016	September 26, 2016	40
Houston, TX	Acute care general hospital	3,274	27,324	32,499	—	3,274	59,823	63,097	22,782	—	1960	August 10, 2007	40
Huntington Park, CA	Acute care general hospital	3,132	5,002	—	—	3,132	5,002	8,134	540	—	1967	July 6, 2021	40
Huntington Park, CA	Acute care general hospital	3,935	6,103	—	—	3,935	6,103	10,038	645	—	1960-1969	July 6, 2021	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	67,951	—	1,822	105,418	107,240	19,747	—	2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	1,880	108,303	5,590	—	1,880	113,893	115,773	13,216	—	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,158	—	—	8,877	247,158	256,035	41,793	—	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	1,650	—	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	16,279	—	1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,512	2,870	—	—	1,512	2,870	4,382	841	—	2016	October 10, 2016	40
Kuhlungsborn, Germany	Rehabilitation hospital	6,292	16,179	—	—	6,292	16,179	22,471	732	—	1998	June 1, 2023	40
Kuopio, Finland	Acute care general hospital	1,212	40,662	—	—	1,212	40,662	41,874	3,015	—	2017	March 11, 2022	29
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	4,442	—	2013	February 1, 2013	40
Lafayette, IN	Behavioral health facility	2,829	10,795	—	—	2,829	10,795	13,624	1,143	—	2012	October 19, 2021	40
Lander, WY	Acute care general hospital	758	42,849	—	—	758	42,849	43,607	5,724	—	1983	December 17, 2019	40
Lauderdale Lakes, FL	Acute care general hospital	10,657	150,313	2,168	—	10,657	152,481	163,138	14,581	—	1975	August 1, 2021	40
Lawton, OK	Acute care general hospital	3,944	63,031	—	—	3,944	63,031	66,975	8,462	—	1985	December 17, 2019	40
League City, TX	Freestanding ER	1,260	3,901	—	—	1,260	3,901	5,161	927	—	2015	June 19, 2015	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	1,672	—	2017	June 10, 2019	50
Leeds, UK	Behavioral health facility	2,241	9,360	—	—	2,241	9,360	11,601	916	—	1990	June 25, 2021	40
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	19,557	—	1922	May 1, 2017	40
London, UK	Acute care general hospital	9,087	59,974	—	—	9,087	59,974	69,061	7,522	37,593	1984	January 9, 2020	40
London, UK	Behavioral health facility	35,654	51,030	—	—	35,654	51,030	86,684	2,858	—	1811, 2014	December 9, 2022	40
London, UK	Acute care general hospital	3,229	4,078	—	—	3,229	4,078	7,307	518	—	1987	January 9, 2020	40
London, UK	Behavioral health facility	28,447	14,719	—	—	28,447	14,719	43,166	940	—	1790, 1992, 2014	December 9, 2022	40
London, UK	Acute care general hospital	12,241	79,894	—	—	12,241	79,894	92,135	9,995	41,283	1977	January 9, 2020	40
London, UK	Behavioral health facility	6,057	15,390	—	—	6,057	15,390	21,447	1,481	—	1900, 1960	June 25, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
London, UK	Behavioral health facility	13,577	6,695	—	—	13,577	6,695	20,272	671	—	1992	June 25, 2021	40
Los Angeles, CA	Acute care general hospital	12,562	40,164	394	—	12,562	40,558	53,120	3,631	—	1972	July 6, 2021	40
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	7,530	—	2008	June 16, 2015	40
Malaga, SP	Acute care general hospital	702	10,991	—	—	702	10,991	11,693	748	—	2018	April 29, 2022	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	1,096	—	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,539	5,801	—	—	1,539	5,801	7,340	1,233	—	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,500	4,060	—	—	2,500	4,060	6,560	1,285	—	2015	July 31, 2015	30
McKinney, TX	Behavioral health facility	2,934	32,268	—	—	2,934	32,268	35,202	605	—	N/A	October 19, 2021	-
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	21,619	—	1996	August 31, 2015	41
Melton Mowbray, UK	Behavioral health facility	5,605	15,712	—	—	5,605	15,712	21,317	1,573	—	1990	June 25, 2021	40
Mesa, AZ	Acute care general hospital	6,140	99,275	4,152	—	6,140	103,427	109,567	30,110	—	2007	September 26, 2013	40
Mesa, AZ	Acute care general hospital	2,604	16,400	—	—	2,604	16,400	19,004	1,131	—	2019	April 18, 2022	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	913	—	1960	December 17, 2019	30
Miami, FL	Acute care general hospital	44,400	107,203	3,440	—	44,400	110,643	155,043	11,471	—	1955	August 1, 2021	40
Miami, FL	Acute care general hospital	20,430	15,750	10,947	—	20,430	26,697	47,127	2,281	—	1958, 1962, 1988, 2016	April 25, 2022	40
Milton Keynes, UK	Acute care general hospital	5,157	35,255	—	—	5,157	35,255	40,412	4,436	—	1983	January 9, 2020	40
Monmouth, UK	Behavioral health facility	15,244	11,357	—	—	15,244	11,357	26,601	1,343	—	2017	June 25, 2021	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	27,388	—	1920-2000	April 1, 2014	40
Mount Pleasant, SC	Long term acute care hospital	597	2,198	—	—	597	2,198	2,795	335	—	2012	August 30, 2019	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	1,126	—	2011	February 29, 2012	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	1,263	—	2016	September 23, 2016	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	2,657	—	1919, 1920-2003	May 2, 2016	40
Newburgh, IN	Behavioral health facility	1,215	7,212	—	—	1,215	7,212	8,427	690	—	2010	October 19, 2021	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	5,978	—	2007	February 14, 2011	40
Norwalk, CA	Acute care general hospital	2,811	5,940	—	—	2,811	5,940	8,751	649	—	1959, 1995	July 6, 2021	40
Norwalk, CA	Acute care general hospital	7,946	30,465	7,104	—	7,946	37,569	45,515	3,158	—	1958-1978	July 6, 2021	40
Norwood, MA	Acute care general hospital	6,373	—	—	—	6,373	—	6,373	—	—	N/A	June 27, 2018	46
Nottingham, UK	Acute care general hospital	4,869	45,175	—	—	4,869	45,175	50,044	5,726	32,221	1983	January 9, 2020	40
Nottingham, UK	Behavioral health facility	9,842	8,808	—	—	9,842	8,808	18,650	1,012	—	2000	June 25, 2021	40
Nottingham, UK	Behavioral health facility	9,988	3,191	—	—	9,988	3,191	13,179	312	—	1980	June 25, 2021	40
Odessa, TX	Acute care general hospital	6,217	123,518	16,600	—	6,217	140,118	146,335	24,157	—	1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	4,435	—	2014	March 1, 2014	40
Oklahoma City, OK	Behavioral health facility	3,641	3,047	—	—	3,641	3,047	6,688	492	—	2017	October 19, 2021	40
Olathe, KS	Behavioral health facility	6,882	56,381	11,584	—	6,882	67,965	74,847	4,934	—	2015	October 19, 2021	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	1,756	—	2018	June 10, 2019	50
Orpington, UK	Acute care general hospital	10,163	41,992	—	—	10,163	41,992	52,155	5,299	24,206	1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	9,057	—	1950	December 17, 2019	30
Oulu, Finland	Acute care general hospital	2,976	42,125	—	—	2,976	42,125	45,101	3,162	—	2017	March 11, 2022	40
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	1,755	—	2017	June 10, 2019	50
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	1,825	—	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	2,869	—	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	12,482	—	1988	December 17, 2019	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	2,855	—	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	924	—	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	3,762	—	2006	July 1, 2008	40
Phoenix, AZ	Behavioral health facility	2,396	7,276	2,985	—	2,396	10,261	12,657	5,014	—	1979	September 29, 2017	42
Phoenix, AZ	Acute care general hospital	12,695	51,834	4,499	—	12,695	56,333	69,028	14,842	—	1968-1976	September 29, 2017	43
Plano, TX	Freestanding ER	4,077	1,416	—	—	4,077	1,416	5,493	584	—	2016	September 30, 2016	40
Poole, UK	Acute care general hospital	2,286	37,734	—	—	2,286	37,734	40,020	5,620	12,821	1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	16,156	—	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	11,432	76,746	6,877	—	11,432	83,623	95,055	23,087	—	2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	4,382	—	1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	3,785	—	2013	December 31, 2013	40
Preston, UK	Behavioral health facility	8,593	31,287	—	—	8,593	31,287	39,880	2,487	—	1850, 2018, 2021	June 25, 2021	40
Princes Risborough, UK	Acute care general hospital	3,345	—	—	—	3,345	—	3,345	—	—	N/A	January 9, 2020	40
Raleigh, NC	Behavioral health facility	3,469	27,514	—	—	3,469	27,514	30,983	2,585	—	2018	October 19, 2021	40
Reading, UK	Acute care general hospital	34,208	45,393	—	—	34,208	45,393	79,601	6,324	—	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	25,556	81,890	—	—	25,556	81,890	107,446	8,350	22,118	2012	December 18, 2020	40
Remscheid, Germany	Rehabilitation hospital	983	2,371	—	—	983	2,371	3,354	398	—	1951, 1983	August 28, 2018	40
Richmond, TX	Behavioral health facility	5,380	6,665	10,815	—	5,380	17,480	22,860	867	—	2014	October 19, 2021	40
Richmond, VA	Long term acute care hospital	1,293	10,071	—	—	1,293	10,071	11,364	1,739	—	1989	August 30, 2019	40
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	4,594	—	1983	December 17, 2019	36
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	2,027	—	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	527	—	1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	54	—	1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,517	40,065	—	—	3,517	40,065	43,582	5,054	21,903	1965	January 9, 2020	40
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	1,795	—	2018	June 10, 2019	50
Romford, UK	Behavioral health facility	5,263	8,618	—	—	5,263	8,618	13,881	952	—	1980	June 25, 2021	40
Rosenberg, TX	Freestanding ER	1,233	4,505	—	—	1,233	4,505	5,738	1,014	—	2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	2,859	17,993	—	—	2,859	17,993	20,852	2,627	—	1986	August 16, 2019	40
Royston, UK	Behavioral health facility	6,620	19,710	—	—	6,620	19,710	26,330	2,172	—	1906, 1970	June 25, 2021	40
Salt Lake City, UT	Acute care general hospital	2,913	—	—	—	2,913	—	2,913	—	—	N/A	September 29, 2017	41
San Antonio, TX	Acute care general hospital	8,053	10,851	7,982	—	8,053	18,833	26,886	6,230	—	1978-2002	September 29, 2017	41
San Antonio, TX	Freestanding ER	3,030	4,801	—	—	3,030	4,801	7,831	970	—	2016	December 9, 2016	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	1,061	—	2014	January 1, 2014	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,789	—	2012	October 2, 2012	40
San Antonio, TX	Freestanding ER	2,343	4,253	—	—	2,343	4,253	6,596	868	—	2016	October 27, 2016	40
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	5,464	—	1993	August 30, 2019	40
			—

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2024(1)			Accumulated				Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances	Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)

Santa Maria de Feira, PT	Acute care general hospital	1,744	16,732	—	—	1,744	16,732	18,476	1,395	—	2015	October 21, 2021	40
Sharon, PA	Acute care general hospital	6,179	9,066	8,513	—	6,179	17,579	23,758	3,984	—	1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	2,070	—	2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	6,502	43,862	—	—	6,502	43,862	50,364	5,564	32,006	2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,931	—	—	3,363	10,931	14,294	4,595	—	1913, 1960-2010	October 31, 2014	40
Southampton, UK	Behavioral health facility	6,336	18,605	—	—	6,336	18,605	24,941	2,017	—	1820, 1985	June 25, 2021	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	4,472	—	2013	August 1, 2013	40
Stirling, UK	Acute care general hospital	1,036	19,181	—	—	1,036	19,181	20,217	1,754	9,002	1992	July 6, 2021	40
Stockton, CA	Rehabilitation hospital	2,757	50,681	—	—	2,757	50,681	53,438	2,112	—	2021	November 23, 2020	40
Surrey, UK	Behavioral health facility	14,793	8,975	—	—	14,793	8,975	23,768	632	—	1950, 2014	December 9, 2022	40
Swindon, UK	Acute care general hospital	5,238	58,763	—	—	5,238	58,763	64,001	7,389	30,855	1984	January 9, 2020	40
Tadley, UK	Behavioral health facility	20,564	18,739	—	—	20,564	18,739	39,303	2,154	—	2020	June 25, 2021	40
Tempe, AZ	Acute care general hospital	6,050	10,986	5,239	—	6,050	16,225	22,275	3,325	—	1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—	N/A	September 29, 2017	-
The Woodlands, TX	Freestanding ER	1,949	4,524	—	—	1,949	4,524	6,473	990	—	2016	March 28, 2016	40
Toledo, OH	Rehabilitation hospital	1,118	17,740	—	—	1,118	17,740	18,858	3,881	—	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	20,545	—	—	1,299	20,545	21,844	8,268	—	2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	2,930	35,139	—	—	2,930	35,139	38,069	4,832	—	1981	August 16, 2019	40
Turku, Finland	Acute care general hospital	1,133	54,582	—	—	1,133	54,582	55,715	3,946	—	2018	March 11, 2022	40
Usk, UK	Behavioral health facility	1,700	30,500	—	—	1,700	30,500	32,200	2,164	—	1770, 1850, 1980	June 25, 2021	40
Valencia, SP	Acute care general hospital	10,438	65,236	—	—	10,438	65,236	75,674	5,797	—	2017	December 2, 2021	40
Valencia, SP	Acute care general hospital	24,332	22,785	—	—	24,332	22,785	47,117	522	—	1960, 2024	May 6, 2022	40
Vancouver, WA	Behavioral health facility	9,313	12,505	—	—	9,313	12,505	21,818	803	—	2018	October 19, 2021	40
Viseu, Portugal	Acute care general hospital	2,377	27,091	—	—	2,377	27,091	29,468	3,862	—	2016	November 28, 2019	37
Warren, OH	Acute care general hospital	5,385	38,374	10,492	—	5,385	48,866	54,251	12,698	—	1982	May 1, 2017	41
Warren, OH	Rehabilitation hospital	2,417	15,857	1,737	—	2,417	17,594	20,011	3,983	—	1922-2000	May 1, 2017	46
Webster, TX	Long term acute care hospital	663	33,751	—	—	663	33,751	34,414	11,742	—	2004	December 21, 2010	40
West Chester, OH	Behavioral health facility	3,670	61,338	—	—	3,670	61,338	65,008	5,364	—	2013	October 19, 2021	40
West Midlands, UK	Behavioral health facility	1,890	7,042	—	—	1,890	7,042	8,932	342	—	2013	April 14, 2023	40
West Monroe, LA	Acute care general hospital	11,702	69,433	19,116	—	12,254	87,997	100,251	23,234	—	1962	September 26, 2013	40
Wichita, KS	Rehabilitation hospital	1,019	18,374	—	—	1,019	18,374	19,393	7,693	—	1992	April 4, 2008	40
Willenhall, UK	Behavioral health facility	7,166	15,987	—	—	7,166	15,987	23,153	1,513	—	2000	June 25, 2021	40
Winchester, UK	Acute care general hospital	6,377	10,103	—	—	6,377	10,103	16,480	1,303	10,248	1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	11,978	102,957	—	—	11,978	102,957	114,935	12,903	—	1955	January 9, 2020	40
Woking, UK	Behavioral health facility	7,117	4,601	—	—	7,117	4,601	11,718	493	—	1800, 2020	June 25, 2021	40
Worthing, UK	Acute care general hospital	6,602	29,637	—	—	6,602	29,637	36,239	3,736	17,192	1994	January 9, 2020	40
York, UK	Behavioral health facility	3,645	6,629	—	—	3,645	6,629	10,274	325	—	2008	April 14, 2023	40
York, UK	Behavioral health facility	21,270	70,559	—	—	21,270	70,559	91,829	6,523	—	1900, 1980	June 25, 2021	40
Youngstown, OH	Acute care general hospital	3,555	3,469	488	—	3,555	3,957	7,512	2,724	—	1929-2003	May 1, 2017	41
		$1,605,243	$8,087,849	$393,401	$—	$1,606,722	$8,479,771	$10,086,493	$1,239,897	$790,230
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

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2024		December 31, 2023		December 31, 2022
COST
Balance at beginning of period	$11,813,175		$12,300,524		$13,628,749
Acquisitions	—		143,882		622,999
Transfers from construction in progress	79,385		72,791		47,431
Additions	73,523		87,873		150,290
Dispositions	(1,492,320)		(874,519)		(1,471,529)
Impairments	(276,572)		(67,671)		—
Other	(110,698)	(3)	150,295	(3)	(677,416)	(3)
Balance at end of period	$10,086,493	(4)	$11,813,175	(4)	$12,300,524

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2024		December 31, 2023	December 31, 2022
ACCUMULATED DEPRECIATION
Balance at beginning of period	$1,227,619		$1,008,340	$950,369
Depreciation	242,802		270,816	277,032
Depreciation on disposed property	(220,435)		(73,765)	(185,519)
Other	(10,089)		22,228	(33,542)
Balance at end of period	$1,239,897	(5)	$1,227,619	$1,008,340

(3)
Includes foreign currency fluctuations for all years.
(4)
Excludes approximately $420 million and $400 million of construction and building improvements in progress reflected in buildings and improvements at December 31, 2024 and 2023, respectively. Includes $52.2 million of land and building cost reflected in real estate held for sale at December 31, 2024.
(5)
Includes $18.2 million of accumulated depreciation reflected in real estate held for sale at December 31, 2024.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2024

Column A	Column B	Column C	Column D	Column E	Column F	Column G(1)		Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan:
Colombia(2)	11.61%	2035	(4)	(6)	$129,968	$111,985		(8)
Vibra	11.50%	2026	(5)	(6)	7,986	7,927		(8)
Prospect(3)	9.00%	2028	(4)	(6)	155,223	—		(8)
					$293,177	$119,912	(7)

(1)
The aggregate cost for federal income tax purposes is $293.2 million.
(2)
Mortgage loans covering three properties.
(3)
Mortgage loans covering four properties.
(4)
Payable in monthly installments of interest plus principal payable in full at maturity.
(5)
Payable in monthly installments of principal and interest.
(6)
There were no prior liens on loans as of December 31, 2024.
(7)
Includes reserves/writedowns of approximately $18 million for Colombia and $155 million for Prospect in 2024. The Vibra loan includes a credit loss reserve of approximately $0.1 million.
(8)
Mortgage loans were not delinquent with respect to principal or interest, except for interest payments on the Colombia loan.

Changes in mortgage loans (excluding allowance for credit loss) for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	Year Ended December 31,
	2024		2023		2022
	(Dollar amounts in thousands)
Balance at beginning of year	$310,101		$364,420		$213,320
Additions during year:
New mortgage loans and additional advances on existing loans	100,824		155,223		177,924
Exchange rate fluctuations	(17,748)		31,530		(15,824)
	393,177		551,173		375,420
Deductions during year:
Collection of principal	(100,000)		(241,072)	(9)	(11,000)
Other	(173,265)	(7)	—		—
	(273,265)		(241,072)		(11,000)
Balance at end of year	$119,912		$310,101		$364,420
(9)
Includes a $151 million mortgage loan satisfied in exchange for non-controlling ownership interest in PHP Holdings as part of the Prospect Transaction in the second quarter of 2023 as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.