Form 10-Q
period 2025-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2025-05-09
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, Medical Properties Trust, Inc. had 600.8 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2025 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,506,407	$11,259,842
Investment in financing leases	1,004,228	1,057,770
Real estate held for sale	22,754	34,019
Mortgage loans	121,442	119,912
Gross investment in real estate assets	12,654,831	12,471,543
Accumulated depreciation and amortization	(1,497,033)	(1,422,948)
Net investment in real estate assets	11,157,798	11,048,595
Cash and cash equivalents	673,482	332,335
Interest and rent receivables	26,695	36,327
Straight-line rent receivables	755,585	700,783
Investments in unconsolidated real estate joint ventures	1,189,238	1,156,397
Investments in unconsolidated operating entities	418,074	439,578
Other loans	127,279	109,175
Other assets	505,729	471,404
Total Assets	$14,853,880	$14,294,594
Liabilities and Equity
Liabilities
Debt, net	$9,465,400	$8,848,112
Accounts payable and accrued expenses	451,269	454,209
Deferred revenue	25,481	29,445
Obligations to tenants and other lease liabilities	149,652	129,045
Total Liabilities	10,091,802	9,460,811
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,595 shares at March 31, 2025 and 600,403 shares at December 31, 2024	600	600
Additional paid-in capital	8,590,422	8,584,917
Retained deficit	(3,825,178)	(3,658,516)
Accumulated other comprehensive loss	(4,820)	(94,272)
Total Medical Properties Trust, Inc. stockholders’ equity	4,761,024	4,832,729
Non-controlling interests	1,054	1,054
Total Equity	4,762,078	4,833,783
Total Liabilities and Equity	$14,853,880	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Revenues
Rent billed	$165,190	$199,299
Straight-line rent	40,127	44,736
Income from financing leases	9,905	16,393
Interest and other income	8,577	10,888
Total revenues	223,799	271,316
Expenses
Interest	115,801	108,685
Real estate depreciation and amortization	64,572	75,586
Property-related	7,035	4,818
General and administrative	41,911	33,348
Total expenses	229,319	222,437
Other (expense) income
Gain (loss) on sale of real estate	8,059	(1,423)
Real estate and other impairment charges, net	(76,102)	(693,088)
Earnings from equity interests	13,986	10,549
Debt refinancing and unutilized financing costs	(3,796)	—
Other (including fair value adjustments on securities)	(45,206)	(229,345)
Total other expense	(103,059)	(913,307)

Loss before income tax	(108,579)	(864,428)
Income tax expense	(9,437)	(10,949)

Net loss	(118,016)	(875,377)
Net income attributable to non-controlling interests	(259)	(248)
Net loss attributable to MPT common stockholders	$(118,275)	$(875,625)

Earnings per common share — basic and diluted
Net loss attributable to MPT common stockholders	$(0.20)	$(1.46)

Weighted average shares outstanding — basic	600,594	600,304
Weighted average shares outstanding — diluted	600,594	600,304

Dividends declared per common share	$0.08	$—

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(118,016)	$(875,377)
Other comprehensive loss:
Unrealized loss on interest rate hedges, net of tax	(4,015)	(2,797)
Foreign currency translation gain (loss)	93,467	(58,542)
Total comprehensive loss	(28,564)	(936,716)
Comprehensive income attributable to non-controlling interests	(259)	(248)
Comprehensive loss attributable to MPT common stockholders	$(28,823)	$(936,964)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(118,016)	$(875,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,431	77,214
Amortization of deferred financing costs and debt discount	5,796	3,698
Straight-line rent revenue from operating and finance leases	(41,601)	(46,566)
Stock-based compensation	17,665	7,633
(Gain) loss on sale of real estate	(8,059)	1,423
Real estate and other impairment charges, net	79,581	694,905
Debt refinancing and unutilized financing costs	3,796	—
Tax rate changes and other	1,102	(307)
Non-cash fair value adjustments	26,609	221,276
Other adjustments	2,473	2,398
Changes in:
Interest and rent receivables	6,626	5,369
Other assets	(1,792)	5,689
Accounts payable and accrued expenses	(35,400)	(18,878)
Deferred revenue	(3,827)	(4,135)
Net cash provided by operating activities	384	74,342
Investing activities
Cash paid for acquisitions and other related investments	(39,314)	—
Net proceeds from sale of real estate	19,837	6,596
Proceeds received from sale and repayment of loans receivable	—	114,416
Investment in loans receivable	(21,800)	(135,000)
Construction in progress and other	(26,053)	(29,885)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(22,086)	(87,045)
Net cash used for investing activities	(89,416)	(119,262)
Financing activities
Proceeds from term debt	2,512,970	—
Payments of term debt	(2,252,731)	—
Revolving credit facility, net	258,433	111,186
Dividends paid	(48,164)	(92,763)
Lease deposits and other obligations to tenants	3,243	6,226
Stock vesting - satisfaction of tax withholdings	(289)	(283)
Payment of debt refinancing and deferred financing costs and other financing activities	(47,142)	(2,291)
Net cash provided by financing activities	426,320	22,075
Increase (decrease) in cash, cash equivalents, and restricted cash for period	337,288	(22,845)
Effect of exchange rate changes	4,024	(2,889)
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$676,485	$230,218
Interest paid	$118,005	$131,815
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,387	$—
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$673,482	$224,340
Restricted cash, included in Other assets	3,003	5,878
	$676,485	$230,218

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,506,407	$11,259,842
Investment in financing leases	1,004,228	1,057,770
Real estate held for sale	22,754	34,019
Mortgage loans	121,442	119,912
Gross investment in real estate assets	12,654,831	12,471,543
Accumulated depreciation and amortization	(1,497,033)	(1,422,948)
Net investment in real estate assets	11,157,798	11,048,595
Cash and cash equivalents	673,482	332,335
Interest and rent receivables	26,695	36,327
Straight-line rent receivables	755,585	700,783
Investments in unconsolidated real estate joint ventures	1,189,238	1,156,397
Investments in unconsolidated operating entities	418,074	439,578
Other loans	127,279	109,175
Other assets	505,729	471,404
Total Assets	$14,853,880	$14,294,594
Liabilities and Capital
Liabilities
Debt, net	$9,465,400	$8,848,112
Accounts payable and accrued expenses	402,492	405,655
Deferred revenue	25,481	29,445
Obligations to tenants and other lease liabilities	149,652	129,045
Payable due to Medical Properties Trust, Inc.	48,387	48,164
Total Liabilities	10,091,412	9,460,421
Capital
General Partner — issued and outstanding — 6,008 units at March 31, 2025 and 6,006 units at December 31, 2024	47,736	49,348
Limited Partners — issued and outstanding — 594,587 units at March 31, 2025 and 594,397 units at December 31, 2024	4,718,498	4,878,043
Accumulated other comprehensive loss	(4,820)	(94,272)
Total MPT Operating Partnership, L.P. capital	4,761,414	4,833,119
Non-controlling interests	1,054	1,054
Total Capital	4,762,468	4,834,173
Total Liabilities and Capital	$14,853,880	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2025	2024
Revenues
Rent billed	$165,190	$199,299
Straight-line rent	40,127	44,736
Income from financing leases	9,905	16,393
Interest and other income	8,577	10,888
Total revenues	223,799	271,316
Expenses
Interest	115,801	108,685
Real estate depreciation and amortization	64,572	75,586
Property-related	7,035	4,818
General and administrative	41,911	33,348
Total expenses	229,319	222,437
Other (expense) income
Gain (loss) on sale of real estate	8,059	(1,423)
Real estate and other impairment charges, net	(76,102)	(693,088)
Earnings from equity interests	13,986	10,549
Debt refinancing and unutilized financing costs	(3,796)	—
Other (including fair value adjustments on securities)	(45,206)	(229,345)
Total other expense	(103,059)	(913,307)

Loss before income tax	(108,579)	(864,428)
Income tax expense	(9,437)	(10,949)

Net loss	(118,016)	(875,377)
Net income attributable to non-controlling interests	(259)	(248)
Net loss attributable to MPT Operating Partnership partners	$(118,275)	$(875,625)

Earnings per unit — basic and diluted
Net loss attributable to MPT Operating Partnership partners	$(0.20)	$(1.46)

Weighted average units outstanding — basic	600,594	600,304
Weighted average units outstanding — diluted	600,594	600,304

Dividends declared per unit	$0.08	$—

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(118,016)	$(875,377)
Other comprehensive loss:
Unrealized loss on interest rate hedges, net of tax	(4,015)	(2,797)
Foreign currency translation gain (loss)	93,467	(58,542)
Total comprehensive loss	(28,564)	(936,716)
Comprehensive income attributable to non-controlling interests	(259)	(248)
Comprehensive loss attributable to MPT Operating Partnership partners	$(28,823)	$(936,964)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(118,016)	$(875,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,431	77,214
Amortization of deferred financing costs and debt discount	5,796	3,698
Straight-line rent revenue from operating and finance leases	(41,601)	(46,566)
Unit-based compensation	17,665	7,633
(Gain) loss on sale of real estate	(8,059)	1,423
Real estate and other impairment charges, net	79,581	694,905
Debt refinancing and unutilized financing costs	3,796	—
Tax rate changes and other	1,102	(307)
Non-cash fair value adjustments	26,609	221,276
Other adjustments	2,473	2,398
Changes in:
Interest and rent receivables	6,626	5,369
Other assets	(1,792)	5,689
Accounts payable and accrued expenses	(35,400)	(18,878)
Deferred revenue	(3,827)	(4,135)
Net cash provided by operating activities	384	74,342
Investing activities
Cash paid for acquisitions and other related investments	(39,314)	—
Net proceeds from sale of real estate	19,837	6,596
Proceeds received from sale and repayment of loans receivable	—	114,416
Investment in loans receivable	(21,800)	(135,000)
Construction in progress and other	(26,053)	(29,885)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(22,086)	(87,045)
Net cash used for investing activities	(89,416)	(119,262)
Financing activities
Proceeds from term debt	2,512,970	—
Payments of term debt	(2,252,731)	—
Revolving credit facility, net	258,433	111,186
Distributions paid	(48,164)	(92,763)
Lease deposits and other obligations to tenants	3,243	6,226
Unit vesting - satisfaction of tax withholdings	(289)	(283)
Payment of debt refinancing and deferred financing costs and other financing activities	(47,142)	(2,291)
Net cash provided by financing activities	426,320	22,075
Increase (decrease) in cash, cash equivalents, and restricted cash for period	337,288	(22,845)
Effect of exchange rate changes	4,024	(2,889)
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$676,485	$230,218
Interest paid	$118,005	$131,815
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$48,387	$—
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$673,482	$224,340
Restricted cash, included in Other assets	3,003	5,878
	$676,485	$230,218

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2025, we have investments in 393 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

For information about significant accounting policies, and how actual results could differ from estimates, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At March 31, 2025, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at March 31, 2025 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$131,027	Investments in Unconsolidated Operating Entities	$131,027
Loans, net	112,474	Mortgage and other loans	112,474
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of March 31, 2025, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Recent Accounting Developments

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated by domestic and foreign, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We plan to adopt and include the necessary additional required disclosures in our annual filing in 2025.

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

3. Real Estate and Other Activities

New Investments

In the first quarter of 2025, we funded approximately $39 million to Steward Health Care System's ("Steward") secured lender to obtain control over certain real estate assets. As part of this transaction, Steward and its secured lenders agreed for Quorum Health ("Quorum"), one of the new tenants of the former Steward operated facilities as discussed below, to take over as manager of the transition services for the former Steward operated properties, including some that we do not own.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of March 31, 2025	Cost Remaining
Lifepoint Behavioral (Kansas)	$20,183	$13,992	$6,191
Surgery Partners (Idaho)	15,993	9,960	6,033
Lifepoint Behavioral (Arizona)	10,659	1,651	9,008
IMED Hospitales (Spain)	51,925	24,651	27,274
IMED Hospitales (Spain)	37,879	31,152	6,727
	$136,639	$81,406	$55,233

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we are presently completing construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of March 31, 2025, we estimate that the cost to complete construction to this stage, plus costs of additional construction that we believe will be more efficient if completed in the near-term, approximates $35 million.

2025 Activity

During the first quarter of 2025, we completed construction and began recording rental income on a $10.5 million capital addition project at an Arizona facility leased to Lifepoint Behavioral Health ("Lifepoint Behavioral").

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

Disposals

2025 Activity

During the first three months of 2025, we completed the sale of two facilities and an ancillary facility for approximately $20 million, resulting in a gain on real estate of $8.1 million. These two facilities were held for sale at December 31, 2024, along with a third facility that is expected to be sold during the 2025 second quarter.

2024 Activity

During the first three months of 2024, we completed the sale of three facilities and two ancillary facilities for approximately $7 million, resulting in a loss on real estate of approximately $1.4 million.

In the first quarter of 2024, we also sold our minority equity investment in Lifepoint Behavioral for approximately $12 million.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At March 31, 2025, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on 13 Ernest Health, Inc. ("Ernest") facilities that are accounted for as direct financing leases and leases on nine of our Prospect Medical Holdings, Inc. ("Prospect") facilities and five of our Ernest facilities that are accounted for as a financing. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Minimum lease payments receivable	$585,894	$591,142
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(541,748)	(547,770)
Net investment in direct financing leases	247,964	247,190
Other financing leases (net of allowance for credit loss)	756,264	810,580
Total investment in financing leases	$1,004,228	$1,057,770

Other Leasing Activities

At March 31, 2025, our vacant properties represent less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

Our tenants’ financial performance and resulting ability to satisfy their lease and loan obligations to us are material to our financial results and our ability to service our debt and make distributions to our stockholders. Our tenants operate in the healthcare industry, which is highly regulated, and changes in regulation (or delays in enacting regulation) may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. In addition, our tenants may experience operational challenges from time-to-time as a result of many factors, including those external to them, such as cybersecurity attacks, public health crises, economic issues resulting in high inflation and spikes in labor costs, extreme or severe weather and climate-related events, and adverse market and political conditions. We monitor our tenants' operating results and the potential impact from these challenges. We may elect to provide support to our tenants from time-to-time in the form of short-term rent abatements or rent deferrals to be paid back in full, or in the form of temporary loans. See below for an update on some of our current and former tenants.

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

Due to the events discussed above, we recorded various impairment charges during 2024, including approximately $470 million in the 2024 first quarter to fully reserve our equity and certain loan investments in Steward. With this global settlement and termination of the joint venture master lease, our relationship with Steward effectively ended.

Steward Rent Collections

During the first quarter of 2024, we received and recorded rent and interest revenue from Steward of $11 million. In addition, we were benefited from rent paid by Steward to the Massachusetts joint venture of $38 million ($19 million representing our share) for the three months ended March 31, 2024.

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement, we reached definitive agreements with six operators (Healthcare Systems of America, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health) to lease 18 of these facilities in 2024 and early 2025. As of March 31, 2025, we have provided approximately $120 million in short-term working capital loans to these operators to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management) away from Steward. Each of these leases includes a rent ramp up period, and based on these lease contracts, rent payments are ramped up to approximately 57% of contractual rent by the fourth quarter of 2025, 78% of contractual rent by second quarter 2026, and 100% of contractual rent starting October 2026. As of March 31, 2025, all of these new operators have paid the rent due under their respective leases, except for Insight who owes us less than $100 thousand for March 2025.

The remaining five former Steward properties, including two developments (see "Development and Capital Addition Activities" above), (with a net book value of 3% of our total assets) are in various stages of being re-tenanted or sold.

Prospect

We lease real estate assets to Prospect in California and Connecticut (for which we account as financing leases), have a mortgage loan secured by four properties operated by Prospect in Pennsylvania, and have a $75 million asset-backed loan outstanding. In addition, we acquired a non-controlling ownership interest in May 2023 in PHP Holdings of approximately $654 million.

In recent periods, Prospect’s operating losses in multiple East Coast markets, including Pennsylvania and Rhode Island (a state in which we have no investment), have adversely impacted Prospect’s overall liquidity. Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis. In the first three months of 2024, we received and recorded approximately $7 million of revenue on our California properties. However, Prospect has not made any scheduled rent or interest payments since the second quarter of 2024.

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

Due to its ongoing operational and liquidity challenges, Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. Prospect’s bankruptcy filing constitutes a default under the terms of our master leases and loan agreements with Prospect, and imposes a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing bars us from collecting pre-bankruptcy debts from Prospect unless we receive an order permitting us to do so from the bankruptcy court. On March 20, 2025, the bankruptcy court approved a recovery waterfall between us, Prospect, and other stakeholders.

The bankruptcy court has the power to approve and direct the sale of Prospect’s real estate free and clear of any associated mortgages and loans, whether or not there are sufficient net proceeds to repay them, in whole or in part. As a result, we may recover none or substantially less than the full value of our claims. In addition, the bankruptcy process related proceedings may negatively impact the sale of the three Connecticut facilities to Yale, and our ability to receive the full amount of proceeds we are contractually entitled to receive from the sale of PHP Holdings and the repayment of our asset-backed loan.

Due to the events discussed above, we recorded more than $400 million of impairment charges and negative fair value adjustments associated with our investments in Prospect in the 2024 fourth quarter, resulting in a full reserve of the asset-backed loan and our Pennsylvania mortgage loan, along with a decrease in the value in our Connecticut properties. No charge was recorded on our California properties. In the first quarter of 2025, we recorded approximately $55 million of additional impairment charges on our Connecticut properties as a result of the ongoing bankruptcy process. In determining the 2025 first quarter impairment charges, we compared the carrying value of our investments to our current estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the real estate, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (range from 8.25% to 8.5%).

In regard to our investment in PHP Holdings, we account for this investment using the fair value option method. Each quarter, we mark such investment to fair value as more fully described in Note 6 to the condensed consolidated financial statements. In the first quarter of 2025 and 2024, we recorded an approximate $18 million and $201 million negative fair value adjustment, respectively. The adjustment in 2025 was made based on the binding purchase agreement with Astrana Health and updates to PHP Holdings' working capital position, along with consultations with a third-party, independent valuation firm.

Prospect's bankruptcy proceedings are continuing and the ultimate outcome of such proceedings is uncertain. At this time, we are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Prospect bankruptcy proceeding. We cannot assure you that we will be able to recover or preserve the remaining approximately $746 million of our investments in Prospect and PHP Holdings in whole or in part.

International Joint Venture

As discussed in previous filings, we placed our loan to the international joint venture on the cash basis of accounting in 2023, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on non-real estate investments in Steward, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan and related equity investment. These investments were adjusted for after comparing our carrying value to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

Other Tenant Matters

In the 2023 third quarter, we moved to cash basis of accounting for a tenant that comprised approximately 1% of our total assets due to declines in operating results. During 2024, we terminated the lease with this tenant and entered into a forbearance and restructuring agreement. This forbearance and restructuring agreement has since been amended to, among other things, give the former tenant more time to complete its third-party financing, which is now scheduled to be completed in the 2025 second quarter. The substantive terms of the amended forbearance and restructuring agreement include: repayment of $10 million of unpaid rent in cash, which we received on December 31, 2024; acquisition by this former tenant of certain of our facilities (with a net book value of approximately $39 million) for approximately $45 million, one of which closed in early January 2025 for approximately $3 million and we received a $20 million deposit in March 2025 in advance of two other closings; repayment of a mortgage loan; and entering into a new 20 year triple-net lease agreement of three properties with a net book value of approximately $154 million.

During the first quarter of 2025, we received and recorded approximately $5 million of rent as required by the amended forbearance and restructuring agreement.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of March 31, 2025	As of December 31, 2024
Swiss Medical Network	70%	$498,227	$483,770
Median Kliniken S.á.r.l ("MEDIAN")	50%	445,068	431,964
CommonSpirit (Utah partnership)	25%	119,178	113,202
Policlinico di Monza	50%	76,512	77,592
HM Hospitales	45%	50,253	49,869
Total		$1,189,238	$1,156,397

The Utah partnership elected to apply specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the quarter ending March 31, 2025, our share of the Utah partnership's favorable fair value adjustment was approximately $6 million, primarily related to its interest rate swap.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of March 31, 2025	As of December 31, 2024
Swiss Medical Network	$177,079	$172,453
PHP Holdings	131,027	149,027
Aevis Victoria SA ("Aevis")	53,569	63,409
Priory	40,460	38,739
Aspris Children's Services ("Aspris")	15,939	15,950
Total	$418,074	$439,578

For our investments marked to fair value (including our investments in PHP Holdings and Aevis), we recorded approximately $30 million in unfavorable non-cash fair value adjustments during the first three months of 2025; whereas, this was a $216 million unfavorable non-cash fair value adjustment for the same period of 2024.

In the first quarter of 2024, we sold our interest in the Priory Group ("Priory") syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to all of our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of the year	$511,473	$96,001
Provision for credit loss, net (1)	65,982	362,187
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	(1,596)
Balance at end of the period	$577,455	$456,592
(1)
Includes charges and reserves related to our investments in cash basis tenants. The amount in 2025 is primarily related to Prospect; whereas, the amount in 2024 includes the charge related to the $362 million loan to Steward.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of March 31, 2025		As of December 31, 2024
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,078,387	14.0%	$2,026,778	14.2%
Priory	1,266,776	8.5%	1,233,462	8.6%
Healthcare Systems of America	1,205,404	8.1%	1,187,006	8.3%
Lifepoint Behavioral	817,661	5.5%	813,584	5.7%
Swiss Medical Network	728,874	4.9%	719,632	5.1%
Other operators	6,664,260	44.9%	6,624,256	46.3%
Other assets (2)	2,092,518	14.1%	1,689,876	11.8%
Total	$14,853,880	100.0%	$14,294,594	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $131 million and $150 million as of March 31, 2025, and December 31, 2024, respectively - see tenant update described previously in this same Note 3.

Total Assets by U.S. State and Country (1)

	As of March 31, 2025		As of December 31, 2024
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,426,400	9.6%	$1,394,296	9.8%
California	932,742	6.3%	935,470	6.4%
Florida	850,384	5.7%	840,876	5.9%
Arizona	383,582	2.6%	379,801	2.7%
Ohio	334,589	2.2%	327,577	2.3%
All other states	2,593,144	17.5%	2,636,587	18.5%
Other domestic assets	1,353,075	9.1%	951,486	6.6%
Total U.S.	$7,873,916	53.0%	$7,466,093	52.2%
United Kingdom	$4,088,987	27.5%	$3,985,672	27.9%
Switzerland	728,874	4.9%	719,632	5.0%
Germany	694,425	4.7%	672,343	4.7%
Spain	259,033	1.7%	247,996	1.7%
All other countries	469,202	3.2%	464,468	3.3%
Other international assets	739,443	5.0%	738,390	5.2%
Total international	$6,979,964	47.0%	$6,828,501	47.8%
Grand total	$14,853,880	100.0%	$14,294,594	100.0%

Total Assets by Facility Type (1)

	As of March 31, 2025		As of December 31, 2024
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,601,253	57.9%	$8,493,331	59.4%
Behavioral health facilities	2,419,999	16.3%	2,376,460	16.7%
Post acute care facilities	1,623,653	10.9%	1,617,596	11.3%
Freestanding ER/urgent care facilities	116,457	0.8%	117,331	0.8%
Other assets	2,092,518	14.1%	1,689,876	11.8%
Total	$14,853,880	100.0%	$14,294,594	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of March 31, 2025.

On a revenue basis, concentration for the quarter ended March 31, 2025 compared to the same period of 2024 is as follows:

Total Revenues by Operator

The following shows those tenants that represented 10% or more of our total revenues for the period:

	For the Three Months Ended March 31,
	2025		2024
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$50,711	22.7%	$51,012	18.8%
Priory	24,941	11.1%	25,882	9.5%
CommonSpirit	—	0.0%	29,353	10.8%
Other operators	148,147	66.2%	165,069	60.9%
Total	$223,799	100.0%	$271,316	100.0%

Total Revenues by Geographic Location

	For the Three Months Ended March 31,
	2025		2024
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$116,840	52.2%	$163,456	60.2%
United Kingdom	88,653	39.6%	89,907	33.1%
All other countries	18,306	8.2%	17,953	6.7%
Grand total	$223,799	100.0%	$271,316	100.0%

Total Revenues by Facility Type

	For the Three Months Ended March 31,
	2025		2024
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$135,019	60.3%	$178,710	65.9%
Behavioral health facilities	51,520	23.0%	52,327	19.3%
Post acute care facilities	35,256	15.8%	34,545	12.7%
Freestanding ER/urgent care facilities	2,004	0.9%	5,734	2.1%
Total	$223,799	100.0%	$271,316	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2025	As of December 31, 2024
Secured revolving credit facility(A)	$643,160	$361,726
Secured term loan	200,000	200,000
British pound sterling term loan due 2025(B)	—	617,039
British pound sterling secured term loan due 2034(B)	815,616	790,234
3.325% Senior Unsecured Notes due 2025(B)	—	517,700
0.993% Senior Unsecured Notes due 2026(B)	540,800	517,700
2.500% Senior Unsecured Notes due 2026(B)	—	625,800
5.250% Senior Unsecured Notes due 2026	—	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	775,080	750,960
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	452,130	438,060
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,081,600	—
8.500% Senior Secured Notes due 2032	1,500,000	—
	$9,608,386	$8,919,219
Debt issue costs and discount, net	(142,986)	(71,107)
	$9,465,400	$8,848,112

(A)
Includes €100 million and €303 million of Euro-denominated borrowings that reflect the applicable exchange rates at March 31, 2025 and December 31, 2024, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at March 31, 2025 and December 31, 2024.

As of March 31, 2025, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2025	$—
2026	1,183,960	(1)
2027	1,600,000
2028	775,080
2029	900,000
Thereafter	5,149,346
Total	$9,608,386

(1)
$643 million represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see "Covenants and Restrictions" subheading for further details.

British Pound Sterling Term Loan due 2025

On January 15, 2025, we paid off the remaining £493 million balance of our British pound sterling term loan due 2025. With this payoff, we also terminated the sterling-denominated term loan interest rate swap.

Senior Secured Notes due 2032

On February 13, 2025, we closed on a private offering that consisted of $1.5 billion aggregate principal amount of senior secured notes due 2032 (the "USD Notes") and €1.0 billion aggregate principal amount of senior secured notes due 2032 (the "Euro Notes"). Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2025. The USD Notes were issued at 98.710% of par value, pay interest at a rate of 8.500% per year and mature on February 15, 2032. The Euro Notes were issued at 98.645% of par value, pay interest at a rate of 7.000% per year and mature on February 15, 2032. We may redeem some or all of the notes at any time prior to February 15, 2028, at a redemption price equal to 100% of the principal amount, plus an applicable “make whole” premium and accrued and unpaid interest. On or after February 15, 2028, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to February 15, 2028, we may redeem up to 40% of the notes at a redemption price equal to 108.500% and 107.000% for the USD Notes and Euro Notes, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings. In the event of a change in control, each holder of the notes may require us to repurchase some or all of the notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase.

We used the net proceeds from the notes to fund the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. We used the remaining net proceeds to pay down the revolving portion of our credit facility ("Credit Facility").

Debt Refinancing and Unutilized Financing Costs

In the first quarter of 2025, we incurred $3.8 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

Covenants and Restrictions

Our debt facilities impose certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreements governing the Credit Facility limit the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior unsecured notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, unsecured leverage ratio, and unsecured interest coverage ratio.

On February 13, 2025 and concurrent with the closing of our private notes offering as discussed above, we amended the Credit Facility and (i) removed certain restrictions imposed by the August 2024 amendment, which included additional mandatory prepayments and a restriction on cash dividends to $0.08 per share per fiscal quarter, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our maturity extension options (without changing the other conditions thereof) such that the maturity of the revolving portion of our Credit Facility (currently June 30, 2026) would move to the same maturity date as our unsecured term loan facility of June 30, 2027 (subject to the satisfaction of the other conditions), (v) reset the interest rate to SOFR plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (vi) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued concurrently, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2025, we were in compliance with all financial and operating covenants.

5. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 10.3 million shares remain available for future stock awards as of March 31, 2025. Share-based compensation expense totaled $17.7 million and $7.6 million for the three months ended March 31, 2025 and 2024, respectively. Of this expense, $11.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, is from the 2024 performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the 2024 performance award has been earned or vested at March 31, 2025, and will not begin to earn/vest until our stock price reaches $7.00 for 20 consecutive days.

6. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and other loans are estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision.

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2025			As of December 31, 2024
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$26,695		$27,052	$36,327		$36,432
Loans(1)	506,642	(2)	509,960	467,120	(2)	470,380
Debt, net	(9,465,400)		(8,330,320)	(8,848,112)		(7,301,395)

(1)
Excludes the convertible loan made in May 2023 to PHP Holdings and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $14.0 million and $7.9 million of mortgage loans, a $329.7 million and $315.5 million shareholder loan included in investments in unconsolidated real estate joint ventures, $40.7 million and $39.7 million of loans that are part of our investments in unconsolidated operating entities, and $122.2 million and $104.0 million of other loans at March 31, 2025 and December 31, 2024, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, and our investment in PHP Holdings are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believed this method was more reflective of current values.

At March 31, 2025 and December 31, 2024, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2025		As of December 31, 2024
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$107,484	$136,868	$111,985	$129,968	Mortgage loans
Equity investment and other loans	136,017	911,789	154,229	910,594	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in the international joint venture and our investment in PHP Holdings are recorded at fair value by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the pending transaction (for our investment in PHP Holdings), which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach model used for our investment in PHP

Holdings, our unobservable inputs include purchase price adjustments related to expected balance sheet values at the time of the transaction close, and an adjustment for a marketability discount ("DLOM"). In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In the first three months of 2025, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $30 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first three months of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $430 million, primarily related to the loan to the international joint venture of $225 million (see further discussion below under "Impairment and Fair Value Adjustments of Non-Real Estate Investments") and our investment in PHP Holdings of $201 million.

For our investment in PHP Holdings, the DLOM was approximately 11% at March 31, 2025, compared to 14.2% at December 31, 2024.

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

Basis Point Change in Marketability Discount	Estimated Increase (Decrease) In Fair Value
+100 basis points	$(1,471)
- 100 basis points	1,471

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

Impairment and Fair Value Adjustments of Non-Real Estate Investments

Prior to the global settlement in September 2024 (as described in Note 3 to the condensed consolidated financial statements) in which our claims were released, our non-real estate investments in Steward and related affiliates included our 9.9% equity investment, working capital and other secured loans, and a loan made to a Steward affiliate in 2021, proceeds of which were used to redeem a similarly sized convertible loan held by Steward’s former private equity sponsor. In addition, the loan to the international joint venture was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. To assess recovery of these investments in the 2024 first quarter, we performed a valuation of Steward’s business at March 31, 2024, with assistance from a third-party, independent valuation firm. The valuation utilized the cost, market, and income approaches. The fair value analysis was performed under a non-going concern, orderly liquidation premise of value and assumed normal exposure to market participants at that time. We utilized this premise of value due to Steward’s financial distress and subsequent filing of bankruptcy. The valuation approaches used Level 3 inputs, and such approaches were based on the financial performance of the Steward assets. For profitable hospitals, Level 3 inputs included a weighted average EBITDA multiple of 6.48x from a selected range of 5x to 7x in reference to comparable transactions. We also used a weighted average discount rate of 15.03% from a selected range of 15% to 16%. For unprofitable hospitals, Level 3 inputs included a weighted average net revenue multiple of 0.275x from a selected range of 0.25x to 0.30x in reference to comparable transactions. We also considered the reported book values inclusive of various adjustments for unprofitable hospitals. After reducing the derived fair value of Steward's business for Steward's secured debt and their working capital deficit, we arrived at only a nominal remaining value that could not support the carrying value of the loan to a Steward affiliate from 2021 or our remaining 9.9% equity investment. In addition, the value of the investor's share of the remaining 90.1% of Steward's equity that collateralized the loan to the international joint venture was deemed insufficient to support recovery of this investment. As a result, we recorded impairment charges and negative fair value adjustments in the 2024 first quarter, as discussed further in Note 3 to the condensed consolidated financial statements.

Impairment of Real Estate Investments

See the Prospect subheading under "Leasing Operations (Lessor)" in Note 3 to the condensed consolidated financial statements for a discussion around the use of fair value and related assumptions in the impairment of our real estate investments.

7. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(118,016)	$(875,377)
Non-controlling interests’ share in net income	(259)	(248)
Participating securities’ share in earnings	(117)	—
Net loss, less participating securities’ share in earnings	$(118,392)	$(875,625)
Denominator:
Basic weighted-average common shares	600,594	600,304
Dilutive potential common shares	—	—
Diluted weighted-average common shares	600,594	600,304

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(118,016)	$(875,377)
Non-controlling interests’ share in net income	(259)	(248)
Participating securities’ share in earnings	(117)	—
Net loss, less participating securities’ share in earnings	$(118,392)	$(875,625)
Denominator:
Basic weighted-average units	600,594	600,304
Dilutive potential units	—	—
Diluted weighted-average units	600,594	600,304

(1)
The above computation of diluted earnings per share/units does not include 66,244 potential common shares/units for the three months ended March 31, 2025.

8. Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, each of the Company and Steward have agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement with Steward and reciprocal release of claims, the Company has established an approximate $18 million reserve at March 31, 2025, for property taxes, other property related expenses, and other obligations due to third parties associated with properties formerly leased to Steward.

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

Given FFO excludes real estate related depreciation and amortization expense by definition and due to our typical net lease structure which requires our tenants to bear most of the costs associated with our properties (including property taxes, insurance, etc.), the primary expenses reviewed by the CODM include general and administrative and interest expenses from our consolidated statements of net income. See "Concentration of Credit Risks" in Note 3 to our condensed consolidated financial statements for entity-wide disclosures around major customers, geographic areas, and property types.

10. Subsequent Events

In April 2025, we invested approximately CHF 50 million (CHF 25 million of which is a short-term loan) in the Swiss Medical Network real estate joint venture, proceeds of which were used to facilitate the acquisition of a general acute care facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Form 10-Q and the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity transactions (including the use of proceeds thereof), expected returns on investments and financial performance, expected trends and performance across our various markets, and expected outcomes from Prospect's bankruptcy process. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions or events to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our Annual Report on Form 10-K and as updated in our quarterly reports on Form 10-Q for future periods, and current reports on Form 8-K as we file them with the SEC under the Exchange Act. Such factors include, among others, the following:

•
macroeconomic conditions, including due to geopolitical instability and global trade disruptions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, rising inflation and movements in currency exchange rates, and may negatively impact the financial condition of our tenants;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all;
•
the risk that the outcome and terms of the bankruptcy restructurings of affiliates of Prospect will not be consistent with those we anticipate and the risk that we are unable to recover the value of our real estate and other investments in the Prospect portfolio (including our investment in PHP Holdings) as a result of the bankruptcy restructuring, within a reasonable timeframe or at all;
•
the risk that we are unable to successfully re-tenant or sell the remaining former Steward hospitals, on the terms we expect or at all;
•
the risk that governments may exercise powers adverse to our ownership and other rights in our properties;
•
the risk that we are not able to attain our leverage, liquidity, and cost of capital objectives within a reasonable time period or at all;
•
our ability to obtain debt financing on attractive terms or at all (including debt in our joint venture arrangements), as a result of changes in interest rates and other factors, which may adversely impact our ability to pay down, refinance, restructure, or extend our indebtedness as it becomes due, or pursue acquisition and development opportunities;
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
•
the risks and uncertainties of litigation or other regulatory proceedings and investigations; and
•
the accuracy of our methodologies and estimates regarding corporate responsibility metrics and targets, tenant willingness and ability to collaborate towards reporting such metrics and meeting such goals and targets, and the impact of governmental regulation on our and our tenants’ corporate responsibility efforts.

Key Factors that May Affect Our Operations

Our revenue is derived from rents we earn pursuant to the lease agreements with our tenants, from interest income from loans to our tenants and other facility owners, and from profits or equity interests in certain of our tenants’ operations. Our tenants operate in the healthcare industry, generally providing medical, surgical, rehabilitative, and behavioral health care to patients. The capacity of our tenants to pay our rents and interest is dependent upon their ability to conduct their operations at profitable levels. We believe that the business environment of the industry segments in which our tenants operate is generally positive for efficient operators. However, our tenants’ operations are subject to economic, regulatory, market, and other conditions that may affect their profitability, which could impact our results. Accordingly, we monitor certain key performance indicators that we believe provide us with early indications of conditions that could affect the level of risk in our portfolio.

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

Certain business factors, in addition to those described above that may directly affect our tenants and borrowers, will likely materially influence our future results of operations. These factors include:

•
trends in interest rates and other costs due to general inflation and availability and increased costs from labor shortages could adversely impact the operations of our tenants and their ability to meet their lease/loan obligations;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2024 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2025, there were no material changes to these policies.

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

At March 31, 2025, our portfolio consisted of 393 properties leased or loaned to 53 operators, of which three are under development. At March 31, 2025, all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2025	% of Total	As of December 31, 2024	% of Total
Real estate assets - at cost	$12,654,831	85.2%	$12,471,543	87.2%
Accumulated real estate depreciation and amortization	(1,497,033)	(10.1)%	(1,422,948)	(10.0)%
Net investment in real estate assets	11,157,798	75.1%	11,048,595	77.2%
Cash and cash equivalents	673,482	4.5%	332,335	2.3%
Investments in unconsolidated real estate joint ventures	1,189,238	8.0%	1,156,397	8.1%
Investments in unconsolidated operating entities	418,074	2.8%	439,578	3.1%
Other	1,415,288	9.6%	1,317,689	9.3%
Total assets	$14,853,880	100.0%	$14,294,594	100.0%

Results of Operations

Three Months Ended March 31, 2025 Compared to March 31, 2024

Net loss for the three months ended March 31, 2025, was ($118.3) million, or ($0.20) per share compared to net loss of ($875.6) million, or ($1.46) per diluted share, for the three months ended March 31, 2024. This decrease in net loss is primarily driven by the $693 million of impairment charges in the first quarter of 2024 related to Steward and the international joint venture and an approximate $201 million unfavorable fair value adjustment to our investment in PHP Holdings in the first quarter of 2024, as compared to $76 million of impairment charges primarily related to Prospect and certain of our Colombia assets along with $30 million of unfavorable fair value adjustments primarily related to our investments in PHP Holdings and Aevis in the 2025 first quarter. See Note 3 to the condensed consolidated financial statements for further details. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $81.1 million for the 2025 first quarter, or $0.14 per diluted share, as compared to $141.8 million, or $0.24 per diluted share, for the 2024 first quarter. This 43% decrease in Normalized FFO is primarily due to lower revenues as a result of various disposals in 2024 and 2025 and higher interest expense from our recent refinancing activities.

Revenues

A comparison of revenues for the three months ended March 31, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025	% of Total	2024	% of Total	Year over Year Change
Rent billed	$165,190	73.8%	$199,299	73.5%	(17.1)%
Straight-line rent	40,127	17.9%	44,736	16.5%	(10.3)%
Income from financing leases	9,905	4.4%	16,393	6.0%	(39.6)%
Interest and other income	8,577	3.9%	10,888	4.0%	(21.2)%
Total revenues	$223,799	100.0%	$271,316	100.0%	(17.5)%

Our total revenues for the 2025 first quarter are down $47.5 million, or 18%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $38.7 million from the prior year, primarily due to property sales in 2024 and early 2025, resulting in a loss of operating lease revenue in the first quarter of 2025 compared to the same period of 2024 of $46 million, as well as approximately $1 million of unfavorable foreign currency fluctuations. These decreases were partially offset by an increase of $4.8 million due to increases in CPI above the contractual minimum escalations in our leases, $2.3 million additional revenue from a combination of higher revenue earned on the former Steward facilities and more cash received from a cash basis tenant in the first quarter of 2025 compared to the first quarter of 2024, and a $0.9 million increase due to the completion of capital addition and development projects, including the commencement of rent on two development properties in 2024 and one in the 2025 first quarter.
•
Income from financing leases – down $6.5 million primarily due to not receiving any cash for rent revenue from Prospect (cash basis tenant) in the first quarter of 2025, whereas we received and recorded $6.6 million of rent for this tenant in the

2024 first quarter. This decrease was partially offset by $0.1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $2.3 million from the prior year due to the following:
o
Interest from loans – down $1.9 million, primarily due to an approximate $1.3 million decrease from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024), $0.7 million less interest received from cash basis tenants in the first quarter of 2025 compared to the same period of 2024, and $0.1 million of unfavorable foreign currency fluctuations.
o
Other income – down $0.4 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the quarters ended March 31, 2025 and 2024 totaled $115.8 million and $108.7 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our revolving credit facility in the first quarter of 2025, compared to the same period of 2024, along with the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 4.9% for the quarter ended March 31, 2025, compared to 4.2% for the same period in 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the first quarter of 2025 decreased to $64.6 million from $75.6 million in 2024. This decrease is primarily due to the sale of various properties in 2024 and early 2025.

Property-related

Property-related expenses totaled $7.0 million and $4.8 million for the quarters ended March 31, 2025 and 2024, respectively. Of the property expenses in the first quarter of 2025 and 2024, approximately $1.9 million and $2.3 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income. Net of reimbursement, our property-related expenses are higher than prior year due to having three additional vacant properties post Steward bankruptcy. We are in various stages of re-tenanting or selling our vacant properties, which make up less than 1% of our total assets.

General and Administrative

General and administrative expenses increased to $41.9 million for the 2025 first quarter, compared to $33.3 million for the 2024 first quarter. Share-based compensation expense was $17.7 million for the first three months of 2025, compared to $7.6 million in 2024, primarily due to the increase in fair value of the 2024 performance awards that contain a cash-settlement feature and are marked to fair value quarterly. None of the 2024 performance shares have vested and will not begin to vest until our stock price reaches $7.00 per share for 20 consecutive days. Excluding share-based compensation expense, general and administrative expenses in the 2025 first quarter were slightly lower than the prior year.

Gain (Loss) on Sale of Real Estate

During the three months ended March 31, 2025, the gain on sale of real estate of $8.1 million relates to the sale of two facilities and an ancillary facility as described in Note 3 to the condensed consolidated financial statements. During the three months ended March 31, 2024, we disposed of three facilities and two ancillary facilities resulting in a net loss of $1.4 million.

Real Estate and Other Impairment Charges, Net

In the 2025 first quarter, we recognized $76.1 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia. In the 2024 first quarter, we recognized $693 million of non-real estate impairment charges and negative fair value adjustments associated with our investments in Steward and the international joint venture. See Note 3 to the condensed consolidated financial statements for further details of these charges.

Earnings from Equity Interests

Earnings from equity interests was $14.0 million for the quarter ended March 31, 2025, compared to $10.5 million for the same period in 2024. This increase is primarily from our share of income in the Utah partnership that was formed in the 2024 second quarter, which included a $6 million positive fair value adjustment primarily related to its interest rate swap, (as further described in Note 3 to the condensed consolidated financial statements).

For our unconsolidated real estate joint venture that leases more than 70 healthcare facilities to MEDIAN, we, along with our joint venture partner, are finalizing a refinancing of the €655 million secured debt that is coming due on June 30, 2025. Although terms are not final, it is possible that the joint venture could see an increase in interest expense following this refinancing, which would result in lower earnings from equity interests once the refinancing closes.

Debt Refinancing and Unutilized Financing Costs

Debt refinancing and unutilized financing costs were $3.8 million for the first quarter of 2025. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first quarter of 2025 was $45.2 million, compared to expense of $229.3 million in the prior year. For 2025, we recognized approximately $30 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $18 million unfavorable adjustment to our investment in PHP Holdings and approximately $12 million related to our investment in Aevis. For 2024, we recognized approximately $216 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $201 million unfavorable adjustment to our investment in PHP Holdings. In the 2024 first quarter, we recognized a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan.

With certain investments accounted for at fair value, such as our investment in PHP Holdings, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $9.4 million income tax expense for the three months ended March 31, 2025, is primarily based on the income generated by our investments in the U.K. and Germany and slightly less than the $10.9 million income tax expense in the first quarter of 2024.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $436 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 (in thousands except per share data):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
FFO information:
Net loss attributable to MPT common stockholders	$(118,275)	$(875,625)
Participating securities’ share in earnings	(117)	—
Net loss, less participating securities’ share in earnings	$(118,392)	$(875,625)
Depreciation and amortization	76,891	94,243
(Gain) loss on sale of real estate	(8,059)	1,423
Real estate impairment charges	65,683	—
Funds from operations	$16,123	$(779,959)
Other impairment charges, net	13,898	694,905
Litigation, bankruptcy and other costs	10,047	5,870
Share-based compensation (fair value adjustments) (1)	9,527	—
Non-cash fair value adjustments	26,609	221,276
Tax rate changes and other	1,102	(307)
Debt refinancing and unutilized financing costs	3,796	—
Normalized funds from operations	$81,102	$141,785
Per diluted share data:
Net loss, less participating securities’ share in earnings	$(0.20)	$(1.46)
Depreciation and amortization	0.13	0.16
(Gain) loss on sale of real estate	(0.01)	—
Real estate impairment charges	0.11	—
Funds from operations	$0.03	$(1.30)
Other impairment charges, net	0.02	1.16
Litigation, bankruptcy and other costs	0.02	0.01
Share-based compensation (fair value adjustments) (1)	0.02	—
Non-cash fair value adjustments	0.04	0.37
Tax rate changes and other	—	—
Debt refinancing and unutilized financing costs	0.01	—
Normalized funds from operations	$0.14	$0.24

(1)
Total share-based compensation expense is $17.7 million for the quarter ended March 31, 2025 (including certain awards that are to be settled in cash). Cash-settled awards are typically recorded in accordance with GAAP at fair value and measured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, normalized FFO reflects a $9.5 million adjustment this quarter to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $8.1 million.

LIQUIDITY AND CAPITAL RESOURCES

2025 Cash Flow Activity

During the first three months of 2025, we generated approximately $0.4 million of cash flows from operating activities, which were lower than previous quarters due to approximately $40 million less cash rent received due to property sales in 2024 and early 2025, approximately $16 million less cash rent and interest received from tenants accounted for on a cash basis, and approximately $15 million of property taxes and other property related payments related to the global settlement with Steward. We used these operating cash flows, proceeds from our revolving credit facility, and proceeds from asset sales to fund our dividends and other investing activities. During the 2025 first quarter, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our revolving credit facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to paydown our revolving credit facility by approximately $800 million.

Debt Amendments, Restrictions, and Covenant Compliance

On February 13, 2025 and concurrent with the closing of our secured notes offering discussed above, we further amended the Credit Facility and (i) removed certain restrictions imposed by the August 2024 amendment, which included additional mandatory prepayments and a restriction on cash dividends to $0.08 per share per fiscal quarter, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion of our Credit Facility would move to the same maturity date as our unsecured term loan facility of June 30, 2027 (subject to the satisfaction of the other conditions), (v) reset the interest rate to SOFR plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (vi) provided for the loans thereunder to be secured and guaranteed ratably with the newly issued secured notes, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

As of May 7, 2025, we are in compliance with all such financial and operating covenants.

2024 Cash Flow Activity

During the first three months of 2024, we generated approximately $74.3 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition, we received approximately $133 million during the quarter from sales of our interest in the syndicated Priory term loan, the remaining minority equity interest in Lifepoint Behavioral, and certain real estate properties. We used our operating cash flows, asset sale proceeds, and cash on-hand and borrowings under our revolving credit facility to fund our dividends of $92.8 million and certain investing activities.

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

After the February 2025 refinancing transactions mentioned above, we have no debt maturities coming due in the next twelve months. In addition, we have liquidity of $1.3 billion (including cash on hand and availability under our $1.28 billion revolving credit facility) at May 7, 2025. We believe this liquidity along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers is sufficient to fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with the acquisition of real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material acquisitions of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.3 billion at May 7, 2025, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we may need to look to other sources, which may include one or a combination of the following:

•
further property sales or joint ventures;
•
monetizing our investment in operators, including our investment in PHP Holdings that is expected to close in 2025;
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

As a result of our Quarterly Report on Form 10-Q for the period ended March 31, 2024, not being filed timely, we are currently ineligible to file a new shelf registration statement on Form S-3 for sales of securities, including under an ATM program. However, we will regain such eligibility on June 1, 2025.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 7, 2025 are as follows (in thousands):

2025	$—
2026	846,188
2027	1,600,000
2028	797,520
2029	900,000
Thereafter	5,234,550
Total	$9,378,258

Contractual Commitments

We presented our contractual commitments in our 2024 Annual Report on Form 10-K, which factored in our debt refinancing activities in February 2025. There have been no significant changes through May 7, 2025 other than activity on the revolving portion of our Credit Facility as reflected in the table below as of May 7, 2025 (in thousands):

Contractual Commitments	2025(1)	2026	2027	2028	2029	Thereafter	Total
Revolving credit facility	$11,265	$289,755	$—	$—	$—	$—	$301,020
(1)
This column represents obligations post May 7, 2025.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two year period ended March 31, 2025:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29

It is our policy to make sufficient distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. Although we have only made cash distributions historically, we may consider making stock dividends in the future for liquidity purposes, while still complying with REIT requirements. In addition, our Credit Facility limits the amount of cash dividends we can make- see Note 4 to the condensed consolidated financial statements for further information.

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

Our primary exposure to market risks relates to fluctuations in interest rates and foreign currency. The following analyses present the sensitivity of the market value, earnings, and cash flows of our significant financial instruments to hypothetical changes in interest rates and exchange rates as if these changes had occurred. The hypothetical changes chosen for these analyses reflect our view of changes that are reasonably possible over a one-year period. These forward-looking disclosures are selective in nature and only address the potential impact from these hypothetical changes. They do not include other potential effects which could impact our business as a result of changes in market conditions. In addition, they do not include measures we may take to minimize our exposure such as entering into future interest rate swaps to hedge against interest rate increases on our variable rate debt.

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2025, our outstanding debt totaled $9.6 billion (excluding the effects of any discount or debt issue costs recorded), which consisted of fixed-rate debt of approximately $8.8 billion and variable rate debt of $0.8 billion. If market interest rates increase by 10% on our fixed rate debt, the fair value of our debt at March 31, 2025 would decrease by approximately $279 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $6.4 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $6.4 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at March 31, 2025.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2025 results to-date, a 10% increase or decrease in exchange rates would have impacted our net loss by $0.3 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 8 “Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is possible or to estimate reasonably possible losses.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2025:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1-January 31, 2025	75	$3.87	—	$—
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1

Indenture, dated as of February 13, 2025, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee, dollar paying agent, dollar registrar, dollar transfer agent and notes collateral agent, and U.S. Bank Europe DAC, as euro paying agent, euro registrar and euro transfer agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on February 18, 2025)

10.1

Amendment No. 3 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 13, 2025, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on February 18, 2025)

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 9, 2025