Form 10-Q
period 2025-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2025-08-08
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, Medical Properties Trust, Inc. had 601.1 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2025 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,892,237	$11,259,842
Investment in financing leases	1,023,415	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	123,887	119,912
Gross investment in real estate assets	13,039,539	12,471,543
Accumulated depreciation and amortization	(1,599,587)	(1,422,948)
Net investment in real estate assets	11,439,952	11,048,595
Cash and cash equivalents	509,828	332,335
Interest and rent receivables	28,644	36,327
Straight-line rent receivables	825,845	700,783
Investments in unconsolidated real estate joint ventures	1,360,151	1,156,397
Investments in unconsolidated operating entities	323,383	439,578
Other loans	149,018	109,175
Other assets	513,607	471,404
Total Assets	$15,150,428	$14,294,594
Liabilities and Equity
Liabilities
Debt, net	$9,649,035	$8,848,112
Accounts payable and accrued expenses	494,783	454,209
Deferred revenue	23,513	29,445
Obligations to tenants and other lease liabilities	149,287	129,045
Total Liabilities	10,316,618	9,460,811
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 600,814 shares at June 30, 2025 and 600,403 shares at December 31, 2024	601	600
Additional paid-in capital	8,598,211	8,584,917
Retained deficit	(3,971,824)	(3,658,516)
Accumulated other comprehensive income (loss)	205,768	(94,272)
Total Medical Properties Trust, Inc. stockholders’ equity	4,832,756	4,832,729
Non-controlling interests	1,054	1,054
Total Equity	4,833,810	4,833,783
Total Liabilities and Equity	$15,150,428	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Rent billed	$177,860	$183,764	$343,050	$383,063
Straight-line rent	39,665	38,381	79,792	83,117
Income from financing leases	9,923	27,641	19,828	44,034
Interest and other income	12,911	16,774	21,488	27,662
Total revenues	240,359	266,560	464,158	537,876
Expenses
Interest	129,709	101,430	245,510	210,115
Real estate depreciation and amortization	66,717	102,240	131,289	177,826
Property-related	10,863	7,663	17,898	12,481
General and administrative	26,197	35,327	68,108	68,675
Total expenses	233,486	246,660	462,805	469,097
Other (expense) income
Gain on sale of real estate	5,212	384,824	13,271	383,401
Real estate and other impairment charges, net	(1,421)	(137,419)	(77,523)	(830,507)
Earnings (loss) from equity interests	25,324	(401,757)	39,310	(391,208)
Debt refinancing and unutilized financing benefit (costs)	181	(2,964)	(3,615)	(2,964)
Other (including fair value adjustments on securities)	(124,434)	(167,686)	(169,640)	(397,031)
Total other expense	(95,138)	(325,002)	(198,197)	(1,238,309)

Loss before income tax	(88,265)	(305,102)	(196,844)	(1,169,530)
Income tax expense	(9,803)	(14,557)	(19,240)	(25,506)

Net loss	(98,068)	(319,659)	(216,084)	(1,195,036)
Net income attributable to non-controlling interests	(289)	(976)	(548)	(1,224)
Net loss attributable to MPT common stockholders	$(98,357)	$(320,635)	$(216,632)	$(1,196,260)

Earnings per common share — basic and diluted
Net loss attributable to MPT common stockholders	$(0.16)	$(0.54)	$(0.36)	$(1.99)

Weighted average shares outstanding — basic	600,814	600,057	600,733	600,181
Weighted average shares outstanding — diluted	600,814	600,057	600,733	600,181

Dividends declared per common share	$0.08	$0.30	$0.16	$0.30

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(98,068)	$(319,659)	$(216,084)	$(1,195,036)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	(193)	(3,479)	(4,208)	(6,276)
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	—	(4,005)	—	(4,005)
Foreign currency translation gain (loss)	210,781	(7,588)	304,248	(66,130)
Total comprehensive income (loss)	112,520	(334,731)	83,956	(1,271,447)
Comprehensive income attributable to non-controlling interests	(289)	(976)	(548)	(1,224)
Comprehensive income (loss) attributable to MPT common stockholders	$112,231	$(335,707)	$83,408	$(1,272,671)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078
Net (loss) income	—	—	—	—	—	(98,357)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	—	—	210,781	—	210,781
Offering costs	—	—	—	—	(101)	—	—	—	(101)
Stock vesting and amortization of stock-based compensation	—	—	306	1	8,346	—	—	—	8,347
Stock vesting - satisfaction of tax withholdings	—	—	(87)	—	(456)	—	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(289)	(289)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,289)	—	—	(48,289)
Balance at June 30, 2025	—	$—	600,814	$601	$8,598,211	$(3,971,824)	$205,768	$1,054	$4,833,810

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(875,625)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	—	—	(58,542)	—	(58,542)
Stock vesting and amortization of stock-based compensation	—	—	1,370	1	7,173	—	—	—	7,174
Stock vesting - satisfaction of tax withholdings	—	—	(57)	—	(283)	—	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(245)	(245)
Dividends declared adjustment	—	—	—	—	—	572	—	—	572
Balance at March 31, 2024	—	$—	600,304	$600	$8,567,199	$(1,846,862)	$(18,838)	$2,268	$6,704,367
Net (loss) income	—	—	—	—	—	(320,635)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings, net of tax	—	—	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	—	—	(7,588)	—	(7,588)
Stock vesting and amortization of stock-based compensation	—	—	270	—	7,013	—	—	—	7,013
Stock vesting - satisfaction of tax withholdings	—	—	(517)	—	(2,550)	—	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(349)	(349)
Dividends declared ($0.30 per common share)	—	—	—	—	—	(180,673)	—	—	(180,673)
Balance at June 30, 2024	—	$—	600,057	$600	$8,571,662	$(2,348,170)	$(33,910)	$2,895	$6,193,077

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(216,084)	$(1,195,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133,669	181,071
Amortization of deferred financing costs and debt discount	12,502	7,489
Straight-line rent revenue from operating and finance leases	(82,758)	(86,650)
Stock-based compensation	18,522	16,154
Gain on sale of real estate	(13,271)	(383,401)
Real estate and other impairment charges, net	81,479	833,512
Equity interest real estate impairment	—	410,790
Debt refinancing and unutilized financing costs	3,615	2,964
Tax rate changes and other	1,121	4,588
Non-cash fair value adjustments	135,436	380,523
Other adjustments	(5,315)	10,604
Changes in:
Interest and rent receivables	4,565	(74)
Other assets	(3,301)	(28,415)
Accounts payable and accrued expenses	(11,878)	(34,262)
Deferred revenue	(6,171)	(10,256)
Net cash provided by operating activities	52,131	109,601
Investing activities
Cash paid for acquisitions and other related investments	(102,329)	(105,618)
Net proceeds from sale of real estate	47,918	1,513,350
Proceeds received from sale and repayment of loans receivable	3,000	114,416
Investment in loans receivable	(52,435)	(316,000)
Construction in progress and other	(40,623)	(45,081)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(17,265)	(89,870)
Net cash (used for) provided by investing activities	(161,734)	1,082,853
Financing activities
Proceeds from term debt	2,512,970	804,188
Payments of term debt	(2,252,731)	(569,125)
Revolving credit facility, net	156,530	(812,312)
Dividends paid	(96,548)	(182,573)
Lease deposits and other obligations to tenants	1,970	8,501
Offering costs	(101)	—
Stock vesting - satisfaction of tax withholdings	(745)	(2,833)
Payment of debt refinancing and deferred financing costs and other financing activities	(49,822)	(77,288)
Net cash provided by (used for) financing activities	271,523	(831,442)
Increase in cash, cash equivalents, and restricted cash for period	161,920	361,012
Effect of exchange rate changes	15,815	(5,799)
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$512,908	$611,165
Interest paid	$220,281	$254,857
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$48,292	$90,336
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$509,828	$606,550
Restricted cash, included in Other assets	3,080	4,615
	$512,908	$611,165

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,892,237	$11,259,842
Investment in financing leases	1,023,415	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	123,887	119,912
Gross investment in real estate assets	13,039,539	12,471,543
Accumulated depreciation and amortization	(1,599,587)	(1,422,948)
Net investment in real estate assets	11,439,952	11,048,595
Cash and cash equivalents	509,828	332,335
Interest and rent receivables	28,644	36,327
Straight-line rent receivables	825,845	700,783
Investments in unconsolidated real estate joint ventures	1,360,151	1,156,397
Investments in unconsolidated operating entities	323,383	439,578
Other loans	149,018	109,175
Other assets	513,607	471,404
Total Assets	$15,150,428	$14,294,594
Liabilities and Capital
Liabilities
Debt, net	$9,649,035	$8,848,112
Accounts payable and accrued expenses	446,101	405,655
Deferred revenue	23,513	29,445
Obligations to tenants and other lease liabilities	149,287	129,045
Payable due to Medical Properties Trust, Inc.	48,292	48,164
Total Liabilities	10,316,228	9,460,421
Capital
General Partner — issued and outstanding — 6,010 units at June 30, 2025 and 6,006 units at December 31, 2024	46,346	49,348
Limited Partners — issued and outstanding — 594,804 units at June 30, 2025 and 594,397 units at December 31, 2024	4,581,032	4,878,043
Accumulated other comprehensive income (loss)	205,768	(94,272)
Total MPT Operating Partnership, L.P. capital	4,833,146	4,833,119
Non-controlling interests	1,054	1,054
Total Capital	4,834,200	4,834,173
Total Liabilities and Capital	$15,150,428	$14,294,594

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2025	2024	2025	2024
Revenues
Rent billed	$177,860	$183,764	$343,050	$383,063
Straight-line rent	39,665	38,381	79,792	83,117
Income from financing leases	9,923	27,641	19,828	44,034
Interest and other income	12,911	16,774	21,488	27,662
Total revenues	240,359	266,560	464,158	537,876
Expenses
Interest	129,709	101,430	245,510	210,115
Real estate depreciation and amortization	66,717	102,240	131,289	177,826
Property-related	10,863	7,663	17,898	12,481
General and administrative	26,197	35,327	68,108	68,675
Total expenses	233,486	246,660	462,805	469,097
Other (expense) income
Gain on sale of real estate	5,212	384,824	13,271	383,401
Real estate and other impairment charges, net	(1,421)	(137,419)	(77,523)	(830,507)
Earnings (loss) from equity interests	25,324	(401,757)	39,310	(391,208)
Debt refinancing and unutilized financing benefit (costs)	181	(2,964)	(3,615)	(2,964)
Other (including fair value adjustments on securities)	(124,434)	(167,686)	(169,640)	(397,031)
Total other expense	(95,138)	(325,002)	(198,197)	(1,238,309)

Loss before income tax	(88,265)	(305,102)	(196,844)	(1,169,530)
Income tax expense	(9,803)	(14,557)	(19,240)	(25,506)

Net loss	(98,068)	(319,659)	(216,084)	(1,195,036)
Net income attributable to non-controlling interests	(289)	(976)	(548)	(1,224)
Net loss attributable to MPT Operating Partnership partners	$(98,357)	$(320,635)	$(216,632)	$(1,196,260)

Earnings per unit — basic and diluted
Net loss attributable to MPT Operating Partnership partners	$(0.16)	$(0.54)	$(0.36)	$(1.99)

Weighted average units outstanding — basic	600,814	600,057	600,733	600,181
Weighted average units outstanding — diluted	600,814	600,057	600,733	600,181

Dividends declared per unit	$0.08	$0.30	$0.16	$0.30

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(98,068)	$(319,659)	$(216,084)	$(1,195,036)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	(193)	(3,479)	(4,208)	(6,276)
Reclassification of interest rate swap gain from AOCI to earnings, net of tax	—	(4,005)	—	(4,005)
Foreign currency translation gain (loss)	210,781	(7,588)	304,248	(66,130)
Total comprehensive income (loss)	112,520	(334,731)	83,956	(1,271,447)
Comprehensive income attributable to non-controlling interests	(289)	(976)	(548)	(1,224)
Comprehensive income (loss) attributable to MPT Operating Partnership partners	$112,231	$(335,707)	$83,408	$(1,272,671)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468
Net (loss) income	—	(984)	—	(97,373)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	210,781	—	210,781
Offering costs	—	(1)	—	(100)	—	—	(101)
Unit vesting and amortization of unit-based compensation	3	83	303	8,264	—	—	8,347
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(86)	(451)	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	(289)	(289)
Distributions declared ($0.08 per unit)	—	(483)	—	(47,806)	—	—	(48,289)
Balance at June 30, 2025	6,010	$46,346	594,804	$4,581,032	$205,768	$1,054	$4,834,200

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(8,756)	—	(866,869)	—	248	(875,377)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(2,797)	—	(2,797)
Foreign currency translation loss	—	—	—	—	(58,542)	—	(58,542)
Unit vesting and amortization of unit-based compensation	14	72	1,356	7,102	—	—	7,174
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(56)	(280)	—	—	(283)
Distributions to non-controlling interests	—	—	—	—	—	(245)	(245)
Distributions declared adjustment	—	6	—	566	—	—	572
Balance at March 31, 2024	6,004	$67,288	594,300	$6,654,039	$(18,838)	$2,268	$6,704,757
Net (loss) income	—	(3,206)	—	(317,429)	—	976	(319,659)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(3,479)	—	(3,479)
Reclassification of interest rate swap gain to earnings net of tax	—	—	—	—	(4,005)	—	(4,005)
Foreign currency translation loss	—	—	—	—	(7,588)	—	(7,588)
Unit vesting and amortization of unit-based compensation	3	70	267	6,943	—	—	7,013
Unit vesting - satisfaction of tax withholdings	(5)	(25)	(512)	(2,525)	—	—	(2,550)
Distributions to non-controlling interests	—	—	—	—	—	(349)	(349)
Distributions declared ($0.30 per unit)	—	(1,807)	—	(178,866)	—	—	(180,673)
Balance at June 30, 2024	6,002	$62,320	594,055	$6,162,162	$(33,910)	$2,895	$6,193,467

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
	(In thousands)
Operating activities
Net loss	$(216,084)	$(1,195,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133,669	181,071
Amortization of deferred financing costs and debt discount	12,502	7,489
Straight-line rent revenue from operating and finance leases	(82,758)	(86,650)
Unit-based compensation	18,522	16,154
Gain on sale of real estate	(13,271)	(383,401)
Real estate and other impairment charges, net	81,479	833,512
Equity interest real estate impairment	—	410,790
Debt refinancing and unutilized financing costs	3,615	2,964
Tax rate changes and other	1,121	4,588
Non-cash fair value adjustments	135,436	380,523
Other adjustments	(5,315)	10,604
Changes in:
Interest and rent receivables	4,565	(74)
Other assets	(3,301)	(28,415)
Accounts payable and accrued expenses	(11,878)	(34,262)
Deferred revenue	(6,171)	(10,256)
Net cash provided by operating activities	52,131	109,601
Investing activities
Cash paid for acquisitions and other related investments	(102,329)	(105,618)
Net proceeds from sale of real estate	47,918	1,513,350
Proceeds received from sale and repayment of loans receivable	3,000	114,416
Investment in loans receivable	(52,435)	(316,000)
Construction in progress and other	(40,623)	(45,081)
Proceeds from sale and return of equity investments	—	11,656
Capital additions and other investments, net	(17,265)	(89,870)
Net cash (used for) provided by investing activities	(161,734)	1,082,853
Financing activities
Proceeds from term debt	2,512,970	804,188
Payments of term debt	(2,252,731)	(569,125)
Revolving credit facility, net	156,530	(812,312)
Distributions paid	(96,548)	(182,573)
Lease deposits and other obligations to tenants	1,970	8,501
Offering costs	(101)	-
Unit vesting - satisfaction of tax withholdings	(745)	(2,833)
Payment of debt refinancing and deferred financing costs and other financing activities	(49,822)	(77,288)
Net cash provided by (used for) financing activities	271,523	(831,442)
Increase in cash, cash equivalents, and restricted cash for period	161,920	361,012
Effect of exchange rate changes	15,815	(5,799)
Cash, cash equivalents, and restricted cash at beginning of period	335,173	255,952
Cash, cash equivalents, and restricted cash at end of period	$512,908	$611,165
Interest paid	$220,281	$254,857
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$48,292	$90,336
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016
Restricted cash, included in Other assets	2,838	5,936
	$335,173	$255,952
End of period:
Cash and cash equivalents	$509,828	$606,550
Restricted cash, included in Other assets	3,080	4,615
	$512,908	$611,165

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2025, we have investments in 392 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025, (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

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

Variable Interest Entities

At June 30, 2025, we had loans and/or equity investments in certain variable interest entities ("VIEs"), which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at June 30, 2025 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$2,348	Investments in Unconsolidated Operating Entities	$2,348
Loans, net	116,170	Mortgage and other loans	116,170
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of June 30, 2025, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Recent Accounting Developments

Income Taxes

In December 2023, the Financial Standards Accounting Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") which focuses on income tax disclosures regarding effective tax rates and cash income taxes paid. This standard requires public entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit disaggregated by domestic and foreign, and (3) provide additional information for certain reconciling items at or above a quantitative threshold of 5% of the statutory tax. Additionally, this standard requires disclosure of income taxes paid (net of refunds), separated by international, federal, state, and local jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We plan to adopt and include the necessary additional required disclosures in our annual filing in 2025.

Disaggregation of Income Statement Expenses

In November 2024, FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03") to improve the disclosures about a public company's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are currently evaluating the potential impact of the adoption of this standard on our consolidated financial statements.

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2025	2024

Land and land improvements	$19,905	$—
Buildings	19,409	—
Investments in unconsolidated real estate joint ventures	63,015	107,908
Liabilities assumed	—	(2,290)
Total net assets acquired	$102,329	$105,618

2025 Activity

In April 2025, we invested approximately CHF 50 million (CHF 25 million of which is a short-term loan) in the Swiss
Medical Network real estate joint venture, proceeds of which, along with fundings from our joint venture partner, were used to facilitate the acquisition of a general acute care facility.

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

2024 Activity

On April 12, 2024, we sold our interests in five Utah hospitals for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture (the "Utah partnership") with an institutional asset manager (the "Fund"), which we call the Utah Transaction, and we recognized a gain on real estate of approximately $380 million, partially offset by a $20 million write-off of unbilled straight-line rent receivables. We retained an approximately 25% interest in the Utah partnership valued initially at approximately $108 million, which is being accounted for on the equity method on a quarterly lag basis and included in the "Investments in unconsolidated real estate joint ventures" line of the condensed consolidated balance sheets. The Fund purchased an approximate 75% interest in the Utah partnership for $886 million. In conjunction with this transaction closing, the Utah partnership placed new non-recourse secured financing, providing $190 million of additional cash to us. In total, the Utah Transaction generated $1.1 billion of cash to us. The Utah lessee (an affiliate of CommonSpirit Health ("CommonSpirit")) may acquire the leased real estate at a price equal to the greater of fair market value and the approximate $1.2 billion lease base at the fifth or tenth anniversary of the 2023 master lease commencement. We granted the Fund certain limited and conditional preferences based on the possible execution of the purchase option, which we accounted for as a derivative liability with an initial value of approximately $2.3 million.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of June 30, 2025	Cost Remaining
IMED Hospitales ("IMED") (Spain)	$56,498	$29,877	$26,621
IMED (Spain)	41,211	35,654	5,557
Lifepoint Behavioral (Kansas)	20,183	16,761	3,422
Surgery Partners (Idaho)	15,993	13,345	2,648
Lifepoint Behavioral (Arizona)	10,659	5,320	5,339
Other (Various)	554	210	344
	$145,098	$101,167	$43,931

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we are presently completing construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of June 30, 2025, we estimate that the cost to complete construction to this stage, plus costs of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure at one hospital), approximates between $50 million and $55 million.

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

Disposals

2025 Activity

During the first six months of 2025, we completed the sale of three facilities and an ancillary facility for approximately $48 million, resulting in a gain on real estate of $13.3 million. These three facilities were held for sale at December 31, 2024.

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

As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4% and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties at June 30, 2025. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At June 30, 2025, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") and Prospect Medical Holdings, Inc. ("Prospect") facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Minimum lease payments receivable	$580,646	$591,142
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(535,744)	(547,770)
Net investment in direct financing leases	248,720	247,190
Other financing leases (net of allowance for credit loss)	774,695	810,580
Total investment in financing leases	$1,023,415	$1,057,770

Other Leasing Activities

At June 30, 2025, our vacant properties represented less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

Steward

As discussed in previous filings, Steward filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 11, 2024, the bankruptcy court entered an interim order, subsequently made final on September 18, 2024, approving a global settlement between Steward, its lenders, the unsecured creditors committee, and the Company. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties (including the release of claims by the secured lender over its liens on equipment, inventory, and licenses), allowing us to begin the process of re-tenanting or selling these properties; and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida, along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment.

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

Due to the events discussed above and in previous filings, we recorded various impairment and negative fair value charges during 2024, including approximately $490 million and $960 million of charges for the three and six months ended June 30, 2024, respectively, to fully reserve our equity and certain loan investments in Steward and our equity investment in the Massachusetts joint venture. In addition, during the 2024 second quarter, we changed the estimated useful life of the in-place lease intangibles associated with the Steward master leases, as we expected such leases would end before their contractual term. This change in estimate resulted in approximately $34 million of additional amortization expense in the 2024 second quarter and is reflected in the "Real estate depreciation and amortization" line of our condensed consolidated statements of net income.

With this global settlement and termination of the joint venture master lease, our relationship with Steward effectively ended.

Steward Rent Collections

Despite the bankruptcy, we received and recorded rent and interest revenue from Steward of $19 million and $30 million for the three and six month periods, respectively, ending June 30, 2024. In addition, we were benefited from rent paid by Steward to the Massachusetts joint venture of $28 million ($14 million representing our share) and $66 million ($33 million representing our share) for the three and six month periods ended June 30, 2024, respectively.

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement on September 18, 2024, we reached definitive agreements with six operators (Healthcare Systems of America, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health) to lease 18 of these facilities in 2024 and early 2025. These leases include a rent ramp up period. In the 2025 first quarter, cash rents from these operators were approximately $3.4 million, ramping up to $11 million in the 2025 second quarter (or approximately 28% of what total contractual rents are to be in 2026 once all rent ramp up is completed). Based on these lease contracts, rent payments are to increase to approximately 57% of contractual rent by the fourth quarter of 2025, 78% of contractual rent by second quarter 2026, and 100% of contractual rent starting October 2026. As of June 30, 2025, all of these new operators have paid the rent due under their respective leases, except for Insight who owes us approximately $0.5 million.

As of June 30, 2025, we have provided approximately $125 million in short-term working capital loans to these operators to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management) away from Steward.

The remaining five former Steward properties (with a net book value of approximately 3% of our total assets), including two developments (see "Development and Capital Addition Activities" above), are in various stages of being re-tenanted or sold.

Prospect

As discussed in previous filings, Prospect’s operating losses in multiple East Coast markets, including Pennsylvania and Rhode Island (a state in which we have no investment), adversely impacted Prospect’s overall liquidity. Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. Prospect’s bankruptcy filing constituted a default under the terms of our master leases and loan agreements with Prospect, and imposed a stay on our ability to exercise contractual rights with respect to these defaults. The bankruptcy filing barred us from collecting pre-bankruptcy debts from Prospect unless we received an order permitting us to do so from the bankruptcy court. The bankruptcy court has the power to approve and direct the sale of Prospect’s property free and clear of any associated mortgages and loans, whether or not there are sufficient net proceeds to repay them, in whole or in part. For that reason, we may recover none or substantially less than the full value of our claims.

On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders.

Our investments in Prospect include leased real estate assets in California and Connecticut (for which we account as financing leases), a mortgage loan secured by hospital real estate operated by Prospect in Pennsylvania, and a $75 million asset-backed loan outstanding. In addition, we acquired a non-controlling ownership interest in May 2023 in PHP Holdings. In the second quarter of 2025, we funded a $13.5 million loan to Prospect and have since funded an additional loan of approximately $11.5 million as contemplated by the global settlement.

Due to the events discussed above, we recorded more than $400 million of impairment charges and negative fair value adjustments associated with our investments in Prospect in the 2024 fourth quarter, resulting in a full reserve of the asset-backed loan and our Pennsylvania mortgage loan, along with a decrease in the value in our Connecticut properties. No charge was recorded on our California properties. In accordance with the global settlement (and related recovery waterfall) discussed above, we recorded approximately $55 million of additional impairment charges on our Connecticut properties in the 2025 first quarter; while in the second quarter of 2025, we recorded an approximate $18 million of impairment recovery. In determining the 2025 first and second quarter impairment charges and recoveries, we compared the carrying value of our investments to our current estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and certain Connecticut real estate, we, along with assistance from a third-party, independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sale prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (range from 8.25% to 8.5%). For the remaining Connecticut real estate, fair value was based on a recent bid received for these properties.

In regard to our investment in PHP Holdings, we account for this investment using the fair value option method. Each quarter, we mark such investment to fair value as more fully described in Note 7 to the condensed consolidated financial statements. In the first six months of 2025, we recorded an approximate $147 million negative fair value adjustment ($129 million of which was in the second quarter), whereas this adjustment was approximately $360 million in the first six months of 2024 ($160 million of which was recorded in the second quarter of 2024). The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. At June 30, 2025, our investment in PHP Holdings was $2.3 million, which is the amount received on July 1, 2025 from the sale of PHP Holdings to Astrana Health.

Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we are unable to predict the timing of any of the foregoing matters or the timing for a resolution of the Prospect bankruptcy proceeding. We cannot assure you that we will be able to recover or preserve the remaining approximately $660 million of our investment in Prospect as of June 30, 2025, in whole or in part.

To this point, on August 4, 2025, the bankruptcy court approved, among other things, an interim order for additional loan advances to be made by us to the debtor including: a) up to $55 million, for which we are funding $15 million on August 8, 2025, to cover forecasted cash shortfalls by the debtor as it pursues sales of hospital operations and sales/leases of related real estate; b) approximately $25 million for the full repayment of the current senior debtor-in-possession lender; and c) up to $30 million in the form of a backstop facility to cover administrative and priority claims. Except for the $15 million funding on August 8, 2025, all of the other loan advances are conditioned on other events occurring including further bankruptcy court approvals and meeting other milestones or requirements. Any additional loan advances (other than the backstop facility) will rank senior in priority as it relates to the recovery waterfall; while any funds advanced under the backstop facility will be secured by recoveries, if any, from causes of actions owned by the debtor.

Prospect Rent Collections

Starting January 1, 2023, we began accounting for our leases and loans to Prospect on a cash basis. We received and recorded approximately $18 million and $25 million of revenue for the three and six month periods ended June 30, 2024, respectively, on our California properties. Prospect has not made any scheduled rent or interest payments since the second quarter of 2024.

International Joint Venture

As discussed in previous filings, we placed our loan to the international joint venture on the cash basis of accounting in 2023, as we determined that it was no longer probable that the borrower would pay its future interest in full. This loan, accounted for under the fair value option method, was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture. Consistent with the discussion above on Steward, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter to fully reserve for the loan and related equity investment. These investments were adjusted for after comparing our carrying value to an updated fair value analysis of the underlying collateral, with assistance from a third-party, independent valuation firm.

Other Tenant Matters

In the 2023 third quarter, we moved to cash basis of accounting for a tenant that comprised approximately 1% of our total assets due to declines in operating results. During 2024, we terminated the lease with this tenant and entered into a forbearance and restructuring agreement. This forbearance and restructuring agreement has since been amended to, among other things, give the former tenant more time to complete their planned third-party financing. The substantive terms of the amended forbearance and restructuring agreement included: a) repayment of $10 million of unpaid rent in cash, which we received on December 31, 2024; b) acquisition by this former tenant of certain of our facilities (with a net book value of approximately $38 million) for approximately $45 million, one of which closed in early January 2025 for approximately $3 million and we received a $20 million deposit in March 2025 in advance of two other closings; c) repayment of a mortgage loan; and d) entering into a new 20 year triple-net lease agreement of three properties with a net book value of approximately $154 million.

We received and recorded approximately $5 million and $10 million of rent as required by the amended forbearance and restructuring agreement for the three and six month periods ended June 30, 2025, respectively. At this time, the former tenant has not completed its financing plan but continues to make its required payments under the amended forbearance and restructuring agreement.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of June 30, 2025	As of December 31, 2024
Swiss Medical Network	70%	$602,321	$483,770
Median Kliniken S.á.r.l ("MEDIAN")	50%	486,653	431,964
CommonSpirit (Utah partnership)	25%	134,439	113,202
Policlinico di Monza	50%	84,080	77,592
HM Hospitales	45%	52,658	49,869
Total		$1,360,151	$1,156,397

The Utah partnership applies specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the three and six months ended June 30, 2025, our share of the Utah partnership's favorable fair value adjustment was approximately $15 million and $21 million, respectively, which for the 2025 second quarter primarily related to an unrealized gain on investments in real estate.

For our unconsolidated real estate joint venture that leases more than 70 healthcare facilities to MEDIAN, we, along with our joint venture partner, finalized a refinancing of the €655 million secured debt on June 17, 2025, that was due on June 30, 2025. The new €702.5 million non-recourse, 10-year non-amortizing secured debt has an approximately 5.1% fixed rate, and the majority of the proceeds were used to fund the repayment of the prior €655 million secured loan that carried a lower rate.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of June 30, 2025	As of December 31, 2024
Swiss Medical Network	$197,413	$172,453
Aevis Victoria SA ("Aevis")	63,609	63,409
Priory Group ("Priory")	44,084	38,739
Aspris Children's Services ("Aspris")	15,929	15,950
PHP Holdings	2,348	149,027
Total	$323,383	$439,578

For our investments marked to fair value (including our investments in PHP Holdings, Aevis and the international joint venture), we recorded approximately $156 million in unfavorable non-cash fair value adjustments during the first half of 2025 ($125 million of which was recorded in the 2025 second quarter); whereas, this was a $595 million unfavorable non-cash fair value adjustment for the same period of 2024 ($160 million of which was recorded in the 2024 second quarter).

In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Balance at beginning of the period	$577,455	$456,592
(Recovery) provision for credit loss, net (1)	(12,659)	81,942
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	—
Balance at end of the period	$564,796	$538,534

	For the Six Months Ended June 30,
	2025	2024
Balance at beginning of the year	$511,473	$96,001
Provision for credit loss, net (1)	53,323	442,533
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	—
Balance at end of the period	$564,796	$538,534

(1)
The amount in 2025 is primarily related to Prospect; whereas, the amount in 2024 is primarily related to loans involving Steward. See "Leasing Operations (Lessor)" in this Note 3 for further discussion.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of June 30, 2025		As of December 31, 2024
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,195,038	14.5%	$2,026,778	14.2%
Priory	1,340,466	8.8%	1,233,462	8.6%
Healthcare Systems of America	1,204,109	7.9%	1,187,006	8.3%
Swiss Medical Network	863,343	5.7%	719,632	5.1%
Lifepoint Behavioral	816,943	5.4%	813,584	5.7%
Other operators	6,850,257	45.3%	6,624,256	46.3%
Other assets (2)	1,880,272	12.4%	1,689,876	11.8%
Total	$15,150,428	100.0%	$14,294,594	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.
(2)
Includes our investment in PHP Holdings of approximately $2 million and $150 million as of June 30, 2025, and December 31, 2024, respectively - see tenant update described previously in this same Note 3.

Total Assets by U.S. State and Country (1)

	As of June 30, 2025		As of December 31, 2024
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,415,603	9.3%	$1,394,296	9.8%
California	943,646	6.3%	935,470	6.4%
Florida	845,268	5.6%	840,876	5.9%
Arizona	384,310	2.5%	379,801	2.7%
Ohio	332,337	2.2%	327,577	2.3%
All other states	2,621,863	17.3%	2,636,587	18.5%
Other domestic assets	1,031,221	6.8%	951,486	6.6%
Total U.S.	$7,574,248	50.0%	$7,466,093	52.2%
United Kingdom	$4,319,502	28.5%	$3,985,672	27.9%
Switzerland	863,343	5.7%	719,632	5.0%
Germany	756,490	5.0%	672,343	4.7%
Spain	285,895	1.9%	247,996	1.7%
All other countries	501,899	3.3%	464,468	3.3%
Other international assets	849,051	5.6%	738,390	5.2%
Total international	$7,576,180	50.0%	$6,828,501	47.8%
Grand total	$15,150,428	100.0%	$14,294,594	100.0%

Total Assets by Facility Type (1)

	As of June 30, 2025		As of December 31, 2024
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,992,213	59.4%	$8,493,331	59.4%
Behavioral health facilities	2,506,704	16.5%	2,376,460	16.7%
Post acute care facilities	1,655,572	10.9%	1,617,596	11.3%
Freestanding ER/urgent care facilities	115,667	0.8%	117,331	0.8%
Other assets	1,880,272	12.4%	1,689,876	11.8%
Total	$15,150,428	100.0%	$14,294,594	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of June 30, 2025.

On a revenue basis, concentration in 2025 compared to the same periods of 2024 is as follows:

Total Revenues by Geographic Location

	For the Three Months Ended June 30,
	2025		2024
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$126,067	52.4%	$160,461	60.2%
United Kingdom	93,924	39.1%	88,164	33.1%
All other countries	20,368	8.5%	17,935	6.7%
Grand total	$240,359	100.0%	$266,560	100.0%

Total Revenues by Facility Type

	For the Three Months Ended June 30,
	2025		2024
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$147,648	61.4%	$173,133	65.0%
Behavioral health facilities	53,545	22.3%	52,957	19.9%
Post acute care facilities	37,176	15.5%	34,493	12.9%
Freestanding ER/urgent care facilities	1,990	0.8%	5,977	2.2%
Total	$240,359	100.0%	$266,560	100.0%

The following shows those tenants that represented 10% or more of our total revenues for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025		2024
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$53,725	22.4%	$50,555	19.0%
Priory	26,456	11.0%	24,633	9.2%
Other operators	160,178	66.6%	191,372	71.8%
Total	$240,359	100.0%	$266,560	100.0%

	For the Six Months Ended June 30,
	2025		2024
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$104,436	22.5%	$101,567	18.9%
Priory	51,397	11.1%	50,515	9.4%
Other operators	308,325	66.4%	385,794	71.7%
Total	$464,158	100.0%	$537,876	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2025	As of December 31, 2024
Secured revolving credit facility(A)	$553,437	$361,726
Secured term loan	200,000	200,000
British pound sterling term loan due 2025(B)	—	617,039
British pound sterling secured term loan due 2034(B)	867,010	790,234
3.325% Senior Unsecured Notes due 2025(B)	—	517,700
0.993% Senior Unsecured Notes due 2026(B)	589,350	517,700
2.500% Senior Unsecured Notes due 2026(B)	—	625,800
5.250% Senior Unsecured Notes due 2026	—	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	823,920	750,960
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	480,620	438,060
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,178,700	—
8.500% Senior Secured Notes due 2032	1,500,000	—
	$9,793,037	$8,919,219
Debt issue costs and discount, net	(144,002)	(71,107)
	$9,649,035	$8,848,112

(A)
Includes €100 million and €303 million of Euro-denominated borrowings and CHF 52 million and CHF - million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at June 30, 2025 and December 31, 2024, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at June 30, 2025 and December 31, 2024.

As of June 30, 2025, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2025	$—
2026	1,142,787	(1)
2027	1,600,000
2028	823,920
2029	900,000
Thereafter	5,326,330
Total	$9,793,037

(1)
$553 million (of which approximately $300 million was repaid in July 2025) represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see "Credit Facility" subheading for further details.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). After a series of amendments in 2024, maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

On February 13, 2025 and concurrent with the closing of the Senior Secured Notes due 2032 discussed below, we amended the Credit Facility to among other things: (i) provide for the facility to be secured and guaranteed ratably with the senior notes issued concurrently, (ii) provide notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion would move from June 30, 2026 to June 30, 2027, the same maturity date as our term loan facility (subject to the satisfaction of other conditions), (iii) reset the interest rate to SOFR plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (iv) permanently remove financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (v) amend certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (vi) set the maximum secured leverage ratio at 40%, and (vii) add mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

2025 Activity

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

2024 Activity

Australian Term Loan Facility

On April 18, 2024, we paid off and terminated the remainder of the A$470 million ($306 million) Australian term loan facility with a portion of the proceeds from the Utah Transaction described in Note 3 to the condensed consolidated financial statements.

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

Debt Refinancing and Unutilized Financing Costs

2025 Activity

In the first six months of 2025, we incurred $3.6 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

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

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2025, we were in compliance with all financial and operating covenants.

5. Income Taxes

In connection with closing the secured term loan facility in the U.K. on May 24, 2024, we realized a gain, for U.K. tax purposes, on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025. This gain resulted in a tax expense of approximately $5 million in the 2024 second quarter.

6. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 9.0 million shares remain available for future stock awards as of June 30, 2025. Share-based compensation expense totaled $18.5 million and $16.2 million for the six months ended June 30, 2025 and 2024, respectively. Of this expense, $4.4 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively, are from the 2024 and 2025 performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the 2024 or 2025 performance awards have been earned or vested at June 30, 2025, and will not begin to earn/vest until, for 20 consecutive days, our stock price reaches $7.00 for the 2024 performance award and our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for our 2025 performance award.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2025			As of December 31, 2024
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$28,644		$29,083	$36,327		$36,432
Loans(1)	592,437	(2)	595,919	467,120	(2)	470,380
Debt, net	(9,649,035)		(8,673,061)	(8,848,112)		(7,301,395)

(1)
Excludes the convertible loan portion of our investment in PHP Holdings made in May 2023 and the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $14.0 million and $7.9 million of mortgage loans, $390.3 million and $315.5 million of loans (including a shareholder loan) included in investments in unconsolidated real estate joint ventures, $45.4 million and $39.7 million of loans that are part of our investments in unconsolidated operating entities, and $142.7 million and $104.0 million of other loans at June 30, 2025 and December 31, 2024, respectively.

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

At June 30, 2025 and December 31, 2024, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2025		As of December 31, 2024
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$109,929	$140,080	$111,985	$129,968	Mortgage loans
Equity investment and other loans	8,589	919,495	154,229	910,594	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in the international joint venture and our investment in PHP Holdings (as of December 31, 2024 only) are recorded at fair value by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the transaction (for our investment in PHP Holdings), which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach model used for our investment in PHP Holdings (as of December 31, 2024 only), our unobservable inputs included purchase price adjustments related to expected balance sheet values at the time of the transaction close, and an adjustment for a marketability discount ("DLOM") of 14.2%. In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

The sale of our investment in PHP Holdings closed on July 1, 2025, and we received cash proceeds of $2.3 million as previously discussed in Note 3 to the condensed consolidated financial statements. As such, we recorded an unfavorable fair value adjustment down to a value of $2.3 million at June 30, 2025.

In the first six months of 2025, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $164 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements. In the first half of 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $585 million, primarily related to the loan to the international joint venture of $225 million (see further discussion below under "Impairment and Fair Value Adjustments of Non-Real Estate Investments") and our investment in PHP Holdings of $360 million.

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

2025 Activity

See the Prospect subheading under "Leasing Operations (Lessor)" in Note 3 to the condensed consolidated financial statements for a discussion around the use of fair value and related assumptions in the impairment of our real estate investments.

2024 Activity

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

8. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(98,068)	$(319,659)
Non-controlling interests’ share in net income	(289)	(976)
Participating securities’ share in earnings	(224)	(654)
Net loss, less participating securities’ share in earnings	$(98,581)	$(321,289)
Denominator:
Basic weighted-average common shares	600,814	600,057
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	600,814	600,057

	For the Six Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(216,084)	$(1,195,036)
Non-controlling interests’ share in net income	(548)	(1,224)
Participating securities’ share in earnings	(341)	(654)
Net loss, less participating securities’ share in earnings	$(216,973)	$(1,196,914)
Denominator:
Basic weighted-average common shares	600,733	600,181
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	600,733	600,181

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(98,068)	$(319,659)
Non-controlling interests’ share in net income	(289)	(976)
Participating securities’ share in earnings	(224)	(654)
Net loss, less participating securities’ share in earnings	$(98,581)	$(321,289)
Denominator:
Basic weighted-average units	600,814	600,057
Dilutive potential units(1)	—	—
Diluted weighted-average units	600,814	600,057

	For the Six Months Ended June 30,
	2025	2024
Numerator:
Net loss	$(216,084)	$(1,195,036)
Non-controlling interests’ share in net income	(548)	(1,224)
Participating securities’ share in earnings	(341)	(654)
Net loss, less participating securities’ share in earnings	$(216,973)	$(1,196,914)
Denominator:
Basic weighted-average units	600,733	600,181
Dilutive potential units(1)	—	—
Diluted weighted-average units	600,733	600,181
(1)
The above computation of diluted earnings per share/unit does not include 103,820 and 85,032 potential common shares/units for the three and six months ended June 30, 2025, respectively, and 17,299 and 8,649 shares/units for the three and six months ended June 30, 2024, respectively, as inclusion of these shares when a loss exists would be antidilutive.

9. Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we have established an approximate $19 million reserve at June 30, 2025, for property taxes, other property related expenses, and other obligations due to third parties associated with properties formerly leased to Steward.

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
•
our ability to remain in compliance with our financial covenants under our debt facilities;
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
•
the risk that the operations of our tenants will be negatively impacted by changes to Medicaid funding introduced by the One Big Beautiful Bill Act;

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
•
regulatory restrictions on REIT healthcare investments;
•
competition from other financing sources; and
•
the ability of our tenants and borrowers to access funds in the credit markets.

CRITICAL ACCOUNTING POLICIES

Refer to our 2024 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2025, there were no material changes to these policies.

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

At June 30, 2025, our portfolio consisted of 392 properties leased or loaned to 53 operators, and all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2025	% of Total	As of December 31, 2024	% of Total
Real estate assets - at cost	$13,039,539	86.1%	$12,471,543	87.2%
Accumulated real estate depreciation and amortization	(1,599,587)	(10.6)%	(1,422,948)	(10.0)%
Net investment in real estate assets	11,439,952	75.5%	11,048,595	77.2%
Cash and cash equivalents	509,828	3.4%	332,335	2.3%
Investments in unconsolidated real estate joint ventures	1,360,151	9.0%	1,156,397	8.1%
Investments in unconsolidated operating entities	323,383	2.1%	439,578	3.1%
Other	1,517,114	10.0%	1,317,689	9.3%
Total assets	$15,150,428	100.0%	$14,294,594	100.0%

Results of Operations

Three Months Ended June 30, 2025 Compared to June 30, 2024

Net loss for the three months ended June 30, 2025, was ($98.4) million, or ($0.16) per share compared to a net loss of ($320.6) million, or ($0.54) per share, for the three months ended June 30, 2024. This decrease in net loss is primarily driven by the $410 million impairment of real estate in our Massachusetts-based partnership with Macquarie in the second quarter of 2024 that is included in our "Earnings (loss) from equity interests" line of our condensed consolidated statements of net income, the approximate $160 million unfavorable fair value adjustment to our investment in PHP Holdings included in our "Other (including fair value adjustments on securities)" line of our condensed consolidated statements of net income in the second quarter of 2024 (compared to a $129 million unfavorable fair value adjustment in the second quarter of 2025), and $136 million more of real estate impairment and other charges in the second quarter of 2024 compared to the same period of 2025, partially offset by approximately $380 million more gains on sales of real estate in the 2024 second quarter compared to the 2025 second quarter. See Note 3 to the condensed consolidated financial statements for further details. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $81.4 million for the 2025 second quarter, or $0.14 per diluted share, as compared to $139.4 million, or $0.23 per diluted share, for the 2024 second quarter. This 42% decrease in Normalized FFO is primarily due to lower revenues as a result of various disposals in 2024 and 2025 and higher interest expense from our recent refinancing activities.

Revenues

A comparison of revenues for the three months ended June 30, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025	% of Total	2024	% of Total	Year over Year Change
Rent billed	$177,860	74.0%	$183,764	68.9%	(3.2)%
Straight-line rent	39,665	16.5%	38,381	14.4%	3.3%
Income from financing leases	9,923	4.1%	27,641	10.4%	(64.1)%
Interest and other income	12,911	5.4%	16,774	6.3%	(23.0)%
Total revenues	$240,359	100.0%	$266,560	100.0%	(9.8)%

Our total revenues for the 2025 second quarter are down $26.2 million, or 10%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $4.6 million from the prior year, primarily due to $19 million from rent collected from Steward in the 2024 second quarter (none in the 2025 second quarter) and $11.4 million of lower revenues from property sales in 2024 and early 2025. These decreases were partially offset by $15 million of operating lease revenue earned from the retenanting of the former Steward-operated facilities, more cash received from other cash basis tenants, an increase of $3 million due to increases in CPI above the contractual minimum escalations in our leases, $5.7 million of favorable foreign currency fluctuations, and $0.1 million from the completion of capital additions and development projects in 2024 and 2025.
•
Income from financing leases – down $17.7 million primarily due to not receiving any cash for rent revenue from Prospect (cash basis tenant) in the second quarter of 2025, whereas we received and recorded approximately $18 million of rent for this tenant in the 2024 second quarter. This decrease was partially offset by $0.1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $3.9 million from the prior year due to the following:
o
Interest from loans – down $4.1 million, primarily due to an approximate $2 million decrease from loan payoffs and approximately $4 million less interest received from cash basis tenants in the second quarter of 2025 compared to the same period of 2024, partially offset by approximately $2 million of additional revenue from the funding of new loans.
o
Other income – up $0.2 million from the prior year as we had more direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the quarters ended June 30, 2025 and 2024 totaled $129.7 million and $101.4 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our Credit Facility in the second quarter of 2025, compared to the same period of 2024, along with the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 5.3% for the quarter ended June 30, 2025, compared to 4.1% for the same period in 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the second quarter of 2025 decreased to $66.7 million from $102.2 million in 2024. This decrease is primarily related to the $34 million increase in amortization expense in the second quarter of 2024 as a result of our change in the estimated useful life of the in-place lease intangible associated with the Steward master leases that ended well before the contractual term due to the bankruptcy process. The remaining decrease is due to the sale of various properties in 2024 and early 2025, partially offset by fluctuation in foreign currency.

Property-related

Property-related expenses totaled $10.9 million and $7.7 million for the quarters ended June 30, 2025 and 2024, respectively. Of the property expenses in the second quarter of 2025 and 2024, approximately $5.1 million and $4.9 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income. Net of reimbursement, our property-related expenses are higher than prior year due to having three additional vacant properties post Steward bankruptcy. We are in various stages of re-tenanting or selling our vacant properties, which make up less than 1% of our total assets.

General and Administrative

General and administrative expenses decreased to $26.2 million for the 2025 second quarter, compared to $35.3 million for the 2024 second quarter. Share-based compensation expense was $0.8 million for the second quarter of 2025, compared to $8.5 million in the 2024 second quarter, primarily due to the decrease in fair value of the 2024 performance awards that contain a cash-settlement feature and are marked to fair value quarterly, partially offset by additional expense from the 2025 stock awards granted in the quarter.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of June 30, 2025, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Gain on Sale of Real Estate

During the three months ended June 30, 2025, the gain on sale of real estate of $5.2 million relates to the sale of one facility. During the three months ended June 30, 2024, the gain on sale of real estate primarily relates to the sale of five Prime facilities and a 75% interest in five Utah facilities as part of the Utah Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the 2025 second quarter, we recognized $1.4 million of real estate and other impairment charges, primarily associated with our three hospitals in Colombia and non-real estate impairment charges, primarily property taxes and other obligations not paid by our cash-basis tenants. These charges were partially offset by an impairment recovery on our Prospect facilities as more fully described in Note 3 to the condensed consolidated financial statements. In the same period of 2024, we recognized $137.4 million of real estate and other impairment charges. Of these charges, approximately $100 million were real estate related due to ongoing re-tenanting and potentially selling of properties associated with our cash-basis tenants. The remaining approximately $40 million was non-real estate impairment charges, primarily property taxes and other obligations not paid by our cash-basis tenants.

Earnings (Loss) from Equity Interests

Earnings from equity interests was $25.3 million for the quarter ended June 30, 2025, compared to a loss of $(401.8) million for the same period in 2024. This increase is primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie and our share of income in the Utah partnership that was formed in the 2024 second quarter, which included a $15 million positive fair value adjustment in the second quarter of 2025, primarily related to a favorable fair value adjustment on its investments in real estate (as further described in Note 3 to the condensed consolidated financial statements).

On June 17, 2025, we, along with our joint venture partner, finalized a refinancing of the €655 million secured debt that was due on June 30, 2025, as more fully described in Note 3 to the condensed consolidated financial statements. The refinancing will result in an increase in interest expense for the joint venture, which will impact our earnings from equity interests.

Debt Refinancing and Unutilized Financing Benefit (Costs)

Debt refinancing and unutilized financing benefit was $0.2 million for the second quarter of 2025 compared to costs of $3.0 million for the same period of 2024 which were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

Other (Including Fair Value Adjustments on Securities)

Other expense for the second quarter of 2025 was $124.4 million, compared to expense of $167.7 million in the prior year. For the 2025 second quarter, we recognized approximately $125 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $129 million unfavorable adjustment to our investment in PHP Holdings, partially offset by a favorable adjustment of approximately $4 million related to our investment in Aevis. For the 2024 second quarter, we recognized an approximate $160 million unfavorable adjustment to our investment in PHP Holdings. The remaining expense in the 2024 second quarter included approximately $11.7 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties.

With certain investments accounted for at fair value, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $9.8 million income tax expense for the three months ended June 30, 2025, is primarily based on the income generated by our investments in the U.K. and Germany and is less than the $14.6 million income tax expense in the second quarter of 2024, due to a $5 million additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $473 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Six Months Ended June 30, 2025 Compared to June 30, 2024

Net loss for the six months ended June 30, 2025, was ($216.6) million, or ($0.36) per share compared to a net loss of ($1.2) billion, or ($1.99) per share, for the six months ended June 30, 2024. This decrease in net loss is primarily driven by the $830.5 million of impairment charges and negative fair value adjustments in 2024 primarily related to Steward and the international joint venture (all included in "Real estate and other impairment charges, net" line of the condensed consolidated statements of net income), whereas, we incurred only $77.5 million in the first six months of 2025. In addition, we had an approximate $360 million unfavorable fair value adjustment to our investment in PHP Holdings in the first six months of 2024 (compared to $147 million in the same period of 2025) as reflected in "Other (including fair value adjustments on securities) line of the condensed consolidated statements of net income, and the $410 million of impairment charges related to our Massachusetts-based partnership in the second quarter of 2024 reflected in "Earnings (loss) from equity interests" line of the condensed consolidated statements of net income. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $162.5 million for the first six months of 2025, or $0.27 per diluted share, as compared to $281.2 million, or $0.47 per diluted share, for the same period of 2024. This 42% decrease in Normalized FFO is primarily due to lower revenues as a result of various disposals in 2024 and 2025 and higher interest expense from our recent refinancing activities.

Revenues

A comparison of revenues for the six months ended June 30, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025	% of Total	2024	% of Total	Year over Year Change
Rent billed	$343,050	73.9%	$383,063	71.2%	(10.4)%
Straight-line rent	79,792	17.2%	83,117	15.5%	(4.0)%
Income from financing leases	19,828	4.3%	44,034	8.2%	(55.0)%
Interest and other income	21,488	4.6%	27,662	5.1%	(22.3)%
Total revenues	$464,158	100.0%	$537,876	100.0%	(13.7)%

Our total revenues for the first six months of 2025 are down $73.7 million, or 14%, over the same period in the prior year. This decrease is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – down $43.3 million from the same period in the prior year, primarily due to property sales in 2024 and early 2025, resulting in a loss of operating lease revenue in the first half of 2025 compared to the same period of 2024 of approximately $57 million and $30 million from rent collected from Steward in the first six months of 2024 (none in the same period of 2025). This decrease was partially offset by $25 million of operating lease revenue earned from the retenanting of the former Steward-operated facilities, an increase of $8 million due to increases in CPI above the contractual minimum escalations in our leases, $4.8 million of favorable foreign currency fluctuations, more cash received from other cash basis tenants, and a $0.9 million increase due to the completion of capital addition and development projects, including the commencement of rent on two development properties in 2024 and one in the 2025 first quarter.
•
Income from financing leases – down $24.2 million from the same period in the prior year primarily due to not receiving any cash for rent revenue from Prospect (cash basis tenant) in the first half of 2025, whereas we received and recorded $25 million of rent from Prospect in the first six months of 2024. This decrease was partially offset by $0.3 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $6.2 million from the same period in the prior year due to the following:
o
Interest from loans – down $6.0 million from the same period in the prior year, primarily due to an approximate $3.5 million decrease from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024 and other loan payoffs and approximately $5 million less interest received from cash basis tenants in the first half of 2025 compared to the same period of 2024, partially offset by approximately $2 million of additional revenue from the funding of new loans.
o
Other income – down $0.2 million from the prior year as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the six months ended June 30, 2025 and 2024 totaled $245.5 million and $210.1 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our Credit Facility in the first half of 2025, compared to the same period of 2024, along with the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 5.1% for the six months ended June 30, 2025, compared to 4.1% for the same period in 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization for the first six months of 2025 decreased to $131.3 million from $177.8 million for the same period of the prior year. This decrease is primarily due to a $34 million increase in amortization expense in the second quarter of 2024 as a result of our change in the estimated useful life of the in-place lease intangible associated with the Steward master leases that ended well before the contractual term due to the bankruptcy process. The remaining decrease is due to the sale of various properties in 2024 and early 2025, partially offset by fluctuations in foreign currency.

Property-related

Property-related expenses totaled $17.9 million and $12.5 million for the six months ended June 30, 2025 and 2024, respectively. Of the property expenses in the first half of 2025 and 2024, approximately $7.1 million and $7.2 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line on our condensed consolidated statements of net income. Net of reimbursement, our property-related expenses are higher than prior year due to having three additional vacant properties post Steward bankruptcy. We are in various stages of re-tenanting or selling our vacant properties, which make up less than 1% of our total assets.

General and Administrative

General and administrative expenses were $68.1 million for the first half of 2025, compared to $68.7 million for the same period of 2024. Share-based compensation expense was $18.5 million for the first six months of 2025, compared to $16.2 million for the same period of 2024, primarily due to the 2025 stock awards granted in the second quarter.

Gain on Sale of Real Estate

During the six months ended June 30, 2025, the gain on sale of real estate of $13.3 million relates to the sale of three facilities. During the six months ended June 30, 2024, the gain on sale of real estate of $383 million primarily relates to the sale of five Prime facilities and a 75% interest in five Utah facilities as part of the Utah Transaction as more fully described in Note 3 to the condensed consolidated financial statements.

Real Estate and Other Impairment Charges, Net

In the first half of 2025, we recognized $77.5 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia, as well as ongoing property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2024, we recognized $830.5 million of real estate and other impairment charges and fair value adjustments, primarily associated with our investments in Steward and the international joint venture. Of these charges, approximately $100 million were real estate related due to ongoing re-tenanting and potentially selling of properties associated with our cash-basis tenants. The remaining $730 million recognized in the first six months of 2024 represents non-real estate impairment charges and unfavorable fair value adjustments associated with our equity and loan investments in Steward and the international joint venture, along with ongoing property taxes and other obligations not paid by our cash-basis tenants.

Earnings (Loss) from Equity Interests

Earnings from equity interests was $39.3 million for the six months ended June 30, 2025, compared to a loss of $(391.2) million for the same period in 2024. This increase is primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie and our share of income in the Utah partnership that was formed in the 2024 second quarter, which included a $21 million positive fair value adjustment in the first half of 2025, primarily related to its interest rate swap and an unrealized gain on investments in real estate.

Debt Refinancing and Unutilized Financing Benefit (Costs)

Debt refinancing and unutilized financing costs were $3.6 million for the first half of 2025. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. For the same period of 2024, these costs were $3.0 million and were incurred as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first six months of 2025 was $169.6 million, compared to expense of $397.0 million in the same period of the prior year. For 2025, we recognized approximately $156 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $147 million unfavorable adjustment to our investment in PHP Holdings and approximately $8 million related to our investment in Aevis. For the first six months of 2024, we recognized an approximate $360 million unfavorable adjustment to our investment in PHP Holdings. The remaining expense in the first half of 2024 included a $7.8 million economic loss from the sale of our interest in the Priory syndicated term loan and approximately $17.6 million of legal and other professional expenses associated with, among other things, responding to certain defamatory statements published by certain parties.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $19.2 million income tax expense for the six months ended June 30, 2025, is primarily based on the income generated by our investments in the U.K. and Germany and less than the $25.5 million income tax expense in the first half of 2024 due to a $5 million additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $473 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024 (in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
FFO information:
Net loss attributable to MPT common stockholders	$(98,357)	$(320,635)	$(216,632)	$(1,196,260)
Participating securities’ share in earnings	(224)	(654)	(341)	(654)
Net loss, less participating securities’ share in earnings	$(98,581)	$(321,289)	$(216,973)	$(1,196,914)
Depreciation and amortization	81,332	117,239	158,223	211,482
Gain on sale of real estate	(5,212)	(384,824)	(13,271)	(383,401)
Real estate impairment (recoveries) charges	(17,715)	499,324	47,968	499,324
Funds from operations	$(40,176)	$(89,550)	$(24,053)	$(869,509)
Other impairment charges, net	19,613	50,073	33,511	744,978
Litigation, bankruptcy and other costs	2,156	11,738	12,203	17,608
Share-based compensation (fair value adjustments) (1)	(9,540)	—	(13)	—
Non-cash fair value adjustments	108,827	159,247	135,436	380,523
Tax rate changes and other	19	4,895	1,121	4,588
Debt refinancing and unutilized financing costs	463	2,964	4,259	2,964
Normalized funds from operations	$81,362	$139,367	$162,464	$281,152
Per diluted share data:
Net loss, less participating securities’ share in earnings	$(0.16)	$(0.54)	$(0.36)	$(1.99)
Depreciation and amortization	0.13	0.20	0.26	0.35
Gain on sale of real estate	(0.01)	(0.64)	(0.02)	(0.64)
Real estate impairment (recoveries) charges	(0.03)	0.83	0.08	0.83
Funds from operations	$(0.07)	$(0.15)	$(0.04)	$(1.45)
Other impairment charges, net	0.04	0.08	0.05	1.25
Litigation, bankruptcy and other costs	—	0.02	0.02	0.03
Share-based compensation (fair value adjustments) (1)	(0.02)	—	—	—
Non-cash fair value adjustments	0.19	0.27	0.23	0.63
Tax rate changes and other	—	0.01	—	0.01
Debt refinancing and unutilized financing costs	—	—	0.01	—
Normalized funds from operations	$0.14	$0.23	$0.27	$0.47

(1)
Total share-based compensation expense is $0.9 million and $18.5 million for the three and six months ended June 30, 2025, respectively, (including certain awards that are to be settled in cash). Cash-settled awards are recorded in accordance with GAAP at fair value and measured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, normalized FFO reflects a $(9.5) million and less than $(0.1) million adjustment in the three and six months ended June 30, 2025, respectively, to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $10.4 million and $18.5 million for the three and six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

2025 Cash Flow Activity

During the first six months of 2025, we generated approximately $52 million of cash flows from operating activities, which were lower than the first six months of 2024 primarily due to approximately $50 million of less cash rent received due to property sales in 2024 and the first half of 2025 and approximately $45 million less cash rent and interest received from tenants accounted for on a cash basis, partially offset by a $35 million decrease in interest paid for the first six months of 2025 compared to the same period of 2024. We used these operating cash flows, proceeds from our Credit Facility, and proceeds from asset sales to fund our dividends and other investing activities. During the first half of 2025, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our Credit Facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to paydown our Credit Facility by approximately $800 million.

As a result of our Quarterly Report on Form 10-Q for the period ending March 31, 2024 not being filed timely, we were ineligible to file a new shelf registration statement on Form S-3 for sales of securities until June 1, 2025. However, on June 2, 2025, we filed a new shelf registration statement giving us the ability, once again, to raise capital in the public markets, if we choose to do so.

Subsequent to June 30, 2025 (and as noted in Note 3 to the condensed consolidated financial statements), the bankruptcy court handling the Prospect bankruptcy approved, among other things, an interim order for additional loan advances to be made by us to the debtor including: a) up to $55 million, for which we are funding $15 million on August 8, 2025, to cover forecasted cash shortfalls by the debtor as it pursues sales of hospital operations and sales/leases of related real estate; b) approximately $25 million for the full repayment of the current senior debtor-in-possession lender; and c) up to $30 million in the form of a backstop facility to cover administrative and priority claims. Except for the $15 million funding on August 8, 2025, all of the other loan advances are conditioned on other events occurring including further bankruptcy court approvals and meeting other milestones or requirements. Any additional loan advances (other than the backstop facility) will rank senior in priority as it relates to the recovery waterfall; while any funds advanced under the backstop facility will be secured by recoveries, if any, from causes of actions owned by the debtor.

Debt Amendments, Restrictions, and Covenant Compliance

On February 13, 2025 and concurrent with the closing of the Senior Secured Notes due 2032 as discussed in Note 4 to the condensed consolidated financial statements, we amended the Credit Facility to among other things: (i) provide for the facility to be secured and guaranteed ratably with the senior notes issued concurrently, (ii) provide notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion would move from June 30, 2026 to June 30, 2027, the same maturity date as our term loan facility (subject to the satisfaction of other conditions), (iii) reset the interest rate to SOFR plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), (iv) permanently remove financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (v) amend certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (vi) set the maximum secured leverage ratio at 40%, and (vii) add mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (increasing to 1.30:1.00 in 12 months).

As of August 5, 2025, we are in compliance with all such financial and operating covenants.

2024 Cash Flow Activity

During the first six months of 2024, we generated approximately $110 million of cash flows from operating activities, primarily consisting of rent and interest from mortgage and other loans. In addition to operating cash flows, we received approximately $1.5 billion during the first half of 2024 from the Utah Transaction and the sale of five Prime properties (as further discussed in Note 3 to the condensed consolidated financial statements), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our dividends of $183 million, approximately $316 million of new loans, pay down portions of our Credit Facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024.

See below for further details of these transactions along with additional liquidity activity in the first half of 2024:

•
we completed the sale of five properties to Prime for cash proceeds of $250 million along with a $100 million interest-bearing mortgage loan that was repaid on August 29, 2024;
•
we completed the Utah Transaction (as discussed in Note 3 to the condensed consolidated financial statements) that generated cash proceeds of approximately $1.1 billion. With the proceeds from these asset sales, we paid off and terminated our $306 million Australian term loan facility that was due in May 2024 and reduced the outstanding balance on our Credit Facility;
•
our Board of Directors declared a quarterly cash dividend of $0.15 per common share on April 12, 2024, that was paid on May 1, 2024, totaling approximately $90 million; and
•
on May 24, 2024, we closed on a secured loan facility with a consortium of institutional investors that provides for a term loan in aggregate principal amount of approximately £631 million (approximately $800 million) secured by a portfolio of 27 properties located in the U.K. currently leased to affiliates of Circle. We used the majority of the net proceeds of the facility to pay down portions of our Credit Facility and British pound sterling term loan due 2025, and to pay off our British pound sterling secured term loan due 2024 (approximately £105 million).

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects for the next twelve months. Our monthly rent and interest receipts and distributions from our joint venture arrangements (which we expect such distributions to be at least $25 million in the second half of 2025) are typically enough to cover our short-term liquidity requirements.

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations but also from the ramp up of cash rents from the tenants that last year replaced Steward. We would expect these rent and interest increases to outpace the higher interest cost from the recent refinancings.

At August 5, 2025, we have no debt maturities coming due in the next twelve months, as we have provided notice of our intent to extend the revolving portion of our Credit Facility to 2027. In addition, we have liquidity of $1.2 billion (including cash on hand and availability under the $1.28 billion revolving portion of our Credit Facility). We believe this liquidity along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers is sufficient to fund our short-term liquidity requirements, including any additional loan advances to the debtor as part of the ongoing Prospect bankruptcy, as discussed earlier.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.2 billion at August 5, 2025, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we may need to look to other sources, which may include one or a combination of the following:

•
further property sales or joint ventures;
•
monetizing our investment in operators;
•
reducing our dividend (or switching to a stock dividend), while still complying with REIT requirements and credit facility covenants;
•
identifying and implementing cost reduction opportunities;
•
entering into additional secured loans on real estate;

•
extending the maturity or refinancing our existing Credit Facility and other term loans;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities, which as noted earlier, we filed a new shelf registration statement on Form S-3 on June 2, 2025, giving us the ability to sell securities in the public market.

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful. In addition, the Prospect bankruptcy related proceedings discussed previously could result in additional cash outflows as discussed above and/or negatively impact the timing, value, and/or our ability to sell or re-lease certain Prospect assets, which could negatively impact our liquidity.

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of August 5, 2025 are as follows (in thousands):

2025	$—
2026	878,892	(1)
2027	1,600,000
2028	797,940
2029	900,000
Thereafter	5,262,636
Total	$9,439,468
(1)
$300 million represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see Note 4 to the condensed consolidated financial statements for further details.

Contractual Commitments

We presented our contractual commitments in our 2024 Annual Report on Form 10-K, which factored in our debt refinancing activities in February 2025. There have been no significant changes through August 5, 2025 other than activity on the revolving portion of our Credit Facility as reflected in the table below as of August 5, 2025 (in thousands):

Contractual Commitments	2025(1)	2026	2027	2028	2029	Thereafter	Total
Revolving credit facility	$7,350	$309,152	$—	$—	$—	$—	$316,502
(1)
This column represents obligations post August 5, 2025.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two year period ended June 30, 2025:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2025, our outstanding debt totaled $9.8 billion (excluding the effects of any discount or debt issue costs recorded), which consisted of fixed-rate debt of approximately $9.0 billion and variable rate debt of $0.8 billion. If market interest rates increase by 10% on our fixed rate debt, the fair value of our debt at June 30, 2025 would decrease by approximately $257 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.1 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at June 30, 2025.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2025 results to-date, a 10% increase or decrease in exchange rates would have impacted our net loss by $1.9 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 9 “Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is possible or to estimate reasonably possible losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2025:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1-April 30, 2025	87	$5.24	—	$—
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 8, 2025