Form 10-K
period 2025-12-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2026-02-26
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32559

Commission file number 333-177186

Medical Properties Trust, Inc.

MPT Operating Partnership, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland Delaware	20-0191742 20-0242069
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
10500 Liberty Parkway Birmingham, AL	35242
(Address of Principal Executive Offices)	(Zip Code)

(205) 969-3755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share, of Medical Properties Trust, Inc.	MPT	The New York Stock Exchange

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

Medical Properties Trust, Inc. Yes ☐ No ☒ MPT Operating Partnership, L.P. Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the 594.0 million shares of common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of Medical Properties Trust, Inc. was $2.6 billion based upon the last reported sale price of $4.31 on the New York Stock Exchange on that date. For purposes of the foregoing calculation only, all directors and executive officers of Medical Properties Trust, Inc. have been deemed affiliates.

As of February 23, 2026, 597.7 million shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Medical Properties Trust, Inc. for the Annual Meeting of Stockholders to be held on May 28, 2026 are incorporated by reference into Items 10 through 14 of Part III, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2025, of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or “company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

A WARNING ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Statements regarding the following subjects, among others, are forward-looking by their nature:

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
•
the risk that property sales, loan repayments, other capital recycling transactions, or committed acquisitions do not occur as anticipated or at all;
•
the risk that the final outcome and terms of the bankruptcy restructurings of affiliates of Prospect Medical Holdings, Inc. (collectively, "Prospect") will not be consistent with those we anticipate and the risk that we are unable to recover the remaining value of our real estate and other investments in the Prospect portfolio as a result of the bankruptcy restructuring, within a reasonable timeframe or at all;
•
the risk that we are unable to successfully re-tenant or sell any currently vacant properties on the terms we expect or at all;

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
•
our ability to effectuate the extension of the revolving portion of our credit facility ("Credit Facility") to June 30, 2027;
•
any downgrades in our credit ratings;
•
the ability of our tenants, operators, and borrowers (including those of our joint ventures) to satisfy their obligations under their respective contractual arrangements with us, including tenants (like Healthcare Systems of America ("HSA") and NOR Healthcare Systems ("NOR")) that have rents that will ramp up in 2026;
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
•
tax audit results and changes in federal, state, or local tax laws in the U.S., Europe, South America, or other jurisdictions in which we may own healthcare facilities or transact business;
•
the risk that the operations of our tenants will be negatively impacted by changes in Medicaid funding introduced by the One Big Beautiful Bill Act;
•
federal and state healthcare and other regulatory requirements, as well as those in the foreign jurisdictions where we own properties;
•
the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
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

SUMMARY RISK FACTORS

Set forth below is a summary of the risks described under Item 1A. Risk Factors of this Annual Report.

RISKS RELATED TO OUR BUSINESS, TENANTS, AND STRATEGY

•
Adverse U.S. and global market, economic and political conditions, health crises and other events beyond our control could have a material adverse effect on our business, results of operations, and financial condition.
•
Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Swiss Medical, and Lifepoint Behavioral.
•
We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with traditional net leasing structures.
•
The bankruptcy or insolvency of our tenants or investees could harm our results of operations, financial condition, and liquidity.
•
Declines in the fair value of our assets may force us to recognize impairment charges, which could adversely impact our results of operations, financial condition, liquidity, and the market price of our common stock.
•
It may be costly to replace defaulting tenants or find new tenants when lease terms end, and we may not be able to find replacements on comparable or otherwise suitable terms.
•
Our employees are responsible for all aspects of managing our portfolio of over 380 properties across nine countries, and our failure to effectively manage our properties along with any growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.
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
•
Increased scrutiny, politicization, and changing expectations from investors, employees, tenants, and other stakeholders regarding corporate responsibility and sustainability matters could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

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
•
Future sales of common stock may adversely affect our stock price.
•
Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital.
•
Elevated interest rates may adversely affect the market price of our securities.
•
Limited access to capital may restrict our growth.

RISKS RELATING TO REAL ESTATE INVESTMENTS

•
Our investments are, and are expected to continue to be, concentrated in a single industry, making us more vulnerable economically than if our investments were more diversified.
•
The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our facilities and harm our financial condition.
•
Development and construction risks could adversely affect our ability to service our debt and make distributions to our stockholders.
•
We may be subject to risks arising from future acquisitions of real estate.
•
Our facilities may not achieve expected results, which may harm our results of operations and financial condition, as well as our ability to service our debt and make the distributions to our stockholders required to maintain our REIT status.
•
We may suffer losses that are not covered by insurance or that are in excess of our insurance coverage limits.

•
Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to service our debt and make distributions to our stockholders.
•
Certain of our healthcare facilities are subject to property taxes that may increase in the future and adversely affect our business.
•
As an owner and lessor of real estate, we are subject to risks under applicable environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.
•
Our interests in facilities through ground leases expose us to the risk of loss of the facility upon breach or termination of the underlying ground lease, may limit our use of the facility, and may result in additional expenses to us if our tenants vacate the facility.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

•
The continued pressure on healthcare reimbursement in the U.S. and other countries in which we do business, including shifts from fee-for-service reimbursement towards alternative payment models, other healthcare policy reforms, and government cost cutting measures, could adversely affect the profitability of our tenants and their ability to make payments to us.
•
Significant regulation and loss of licensure or certification or failure to obtain licensure or certification could negatively impact our tenants' financial condition and results of operations and affect their ability to make payments to us.
•
Our tenants are subject to fraud and abuse laws, the violation of which may jeopardize their ability to make payments to us and adversely affect their profitability.
•
Certain of our lease arrangements may be subject to laws related to fraud and abuse or physician self-referrals.
•
We may incur substantial capital expenditures to make our healthcare facilities suitable for tenants or compliant with applicable regulatory requirements.
•
State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.
•
Regulatory restrictions on healthcare transactions involving REITs could adversely affect our business, results of operations, and financial condition.

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
•
We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of such technology (or that of our third-party vendors) could harm our business.
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

PART I

ITEM 1. Business

Overview

We are a self-advised REIT formed in 2003 to acquire and develop net-leased healthcare facilities. At December 31, 2025, we had investments in 384 facilities and approximately 39,000 licensed beds in 31 states in the U.S., seven countries in Europe, and Colombia in South America. We have operated as a REIT since April 6, 2004, and accordingly, elected REIT status upon the filing of our calendar year 2004 federal income tax return. Medical Properties Trust, Inc. was incorporated under Maryland law on August 27, 2003, and MPT Operating Partnership, L.P. was formed under Delaware law on September 10, 2003. We conduct substantially all of our business through MPT Operating Partnership, L.P.

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

Assets

At December 31, 2025 and 2024, our total assets were made up of the following (dollars in thousands):

	2025		2024
Real estate assets - at cost	$12,751,022	85.0%	$12,471,543	87.2%
Accumulated real estate depreciation and amortization	(1,663,056)	(11.1)%	(1,422,948)	(10.0)%
Cash and cash equivalents	540,859	3.6%	332,335	2.3%
Investments in unconsolidated real estate joint ventures	1,399,777	9.3%	1,156,397	8.1%
Investments in unconsolidated operating entities	322,179	2.2%	439,578	3.1%
Other	1,650,994	11.0%	1,317,689	9.3%
Total assets	$15,001,775	100.0%	$14,294,594	100.0%

Revenues

The following is a breakdown of our revenues for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025		2024
Rent billed	$736,543	75.8%	$719,749	72.3%
Straight-line rent	152,163	15.6%	163,414	16.4%
Income from financing leases	39,735	4.1%	63,651	6.4%
Interest and other income	43,581	4.5%	48,733	4.9%
Total revenues	$972,022	100.0%	$995,547	100.0%

See “Overview” in Item 7 of this Annual Report on Form 10-K for details of transaction and other activity for 2025 and 2024.

Portfolio of Properties

As of February 23, 2026, our portfolio consisted of 381 properties: 365 facilities are leased to 50 tenants, along with others in the form of developments and mortgage loans, and less than 1% of total assets that are not currently leased to a tenant, as discussed in

Note 3 to Item 8 of this Annual Report on Form 10-K. Of our portfolio of properties, 105 facilities are owned by way of our five unconsolidated real estate joint venture arrangements in which we share control with our joint venture partners. Our facilities consist of 165 general acute care hospitals, 68 behavioral health facilities, 128 post acute care facilities, and 20 freestanding ER/urgent care facilities (“FSERs”).

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

The market for healthcare real estate is extensive and includes real estate owned by a variety of healthcare operators. For example, according to the 2024 American Hospital Association statistics report, there were approximately 5,100 community hospitals throughout the U.S. We typically acquire and develop net-leased facilities that focus on the most critical components of healthcare. We typically invest in facilities that have the highest intensity of care including:

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
•
Post acute care facilities — includes a) inpatient rehabilitation facilities ("IRFs") that provide rehabilitation to patients with various neurological, musculoskeletal orthopedic, and other medical conditions following stabilization of their acute medical issues and b) long-term acute care hospitals ("LTACHs") that are specialty-care hospitals designed for patients with serious medical problems that require intense, specialized treatment for an extended period of time, sometimes requiring a hospital stay averaging in excess of three weeks.
•
FSERs — provide emergency medical services comparable to most hospital emergency rooms, while not physically attached to a hospital campus. Urgent care centers operate similarly, but generally provide care for non-emergent injuries and illnesses.

On a property type basis, our total assets at December 31, 2025 were as follows:

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

At December 31, 2025, our largest investment in any single property was less than 2% of our total assets. From a tenant relationship perspective, see section titled “Significant Tenants” below for detail. See sections titled “Portfolio of Properties” and “Outlook and Strategy” above for information on the diversification of our hospital types. From a geographical perspective, we have investments across the U.S. and in Europe and South America. See Note 3 to Item 8 of this Annual Report on Form 10-K for more detail on our geographic concentration information.

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
•
the size and composition of medical staff and physician leadership at the facilities, including specialty, tenure, and number of procedures performed and/or referrals;
•
an evaluation of the operators’ management team, as applicable, including background and tenure within the healthcare industry;

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
•
changes in revenue sources of our tenants, including the relative mix of public payors (including Medicare, Medicaid/MediCal, and managed care in the U.S., as well as equivalent payors in Europe and South America) and private payors (including commercial insurance and private pay patients);
•
historical support (financial or otherwise) from governments and/or other public payor systems, including during major economic downturns/depressions;
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

United States (population - approximately 350 million)

•
U.S. citizens receive healthcare primarily through private (via insurance carried by the individual or its employer) or public (Medicare/Medicaid) payors.
•
U.S. currently ranks highest in overall health expenditures in the world with $5.3 trillion in 2024, or $15,474 per person. U.S. health expenditures as a percentage of Gross Domestic Product (“GDP”) were 18% in 2024.
•
In 2024, the largest share of total health spending was paid by the federal government at 31%, with individual pay at 28%, private business funding 18%, state and local governments making up 16%, and other private sources accounting for 7%.
•
Medicare spending grew 7.8% to $1.12 trillion in 2024, or 21% of total National Health Expenditures (“NHE”).
•
Medicaid spending grew 6.6% to $931.7 billion in 2024, or 18% of total NHE.
•
Hospital expenditures grew 8.9% to $1.6 trillion in 2024.
•
Out-of-pocket spending grew 5.9% to $556.6 billion in 2024, or 11% of total NHE.

United Kingdom (population - approximately 70 million)

•
All British residents are entitled to public healthcare through the National Health Service, including hospital, physician, and mental health care.
•
Overall health expenditures grew to £317 billion in 2024, up from £298 billion in 2023.
•
Health expenditures accounted for 11.1% of GDP in 2024.
•
Government-financed healthcare expenditures made up £258 billion in 2024, representing 81.3% of overall healthcare spending.
•
Private household out-of-pocket and voluntary health insurance spending totaled £54.3 billion in 2024, representing 17.2% of overall healthcare spending, up from £47 billion in 2023 and 16.3% of overall healthcare spending.

Switzerland (population - approximately 10 million)

•
Switzerland operates a universal healthcare system which is highly decentralized, with the cantons playing a key role in its operation.
•
Health expenditures accounted for 11.8% of GDP in 2024, consistent with 2023.
•
Overall health expenditures were CHF 94 billion in 2023, which was a 2.4% increase from 2022.
•
In 2023, hospital care represented 36.3% of total health expenditures, compared to 35.7% in 2022.

Germany (population - approximately 85 million)

•
Health insurance in Germany is compulsory and consequently offers universal coverage for its citizens.
•
Health expenditures were approximately 12.3% of GDP in 2024.
•
Health expenditures were €529.6 billion in 2024, which was a 7% increase from 2023.
•
In 2023, private health insurance accounted for 8.0% of total health expenditures, similar to 2022.

Spain (population - approximately 50 million)

•
Spain has a public healthcare system, mainly financed by taxes, which allows residents to have access to free or very low-cost healthcare.
•
In 2024, total health expenditures were €146.4 billion, or 9.2% of GDP.
•
In 2023, hospital care represented approximately 61% of the overall public healthcare expenditure.
•
Public spending accounted for 72.8% of all health spending in 2024.

•
Out-of-pocket payments were 18.6% in 2022, down from 20.6% in 2021.

Italy (population - approximately 60 million)

•
Italy’s healthcare system provides universal coverage for all citizens and legal foreign residents and is funded by corporate and value-added tax revenues collected by the central government.
•
In 2024, total health expenditures were 8.4% of GDP.
•
In 2023, private funding of healthcare was €44.3 billion, compared to €41.5 billion in 2022.

Finland (population - approximately 6 million)

•
Finland's healthcare system provides public healthcare services that all residents are entitled to, which is funded by taxes and social security payments.
•
In 2024, total health expenditures were €31.7 billion, or 10.6% of GDP.
•
In 2024, public spending on healthcare accounted for 81.4% of overall healthcare expenditures.
•
In 2023, just over 16% of total health spending was paid out-of-pocket.

Portugal (population - approximately 10 million)

•
Portugal provides universal health coverage to its citizens through its National Health Service, which is financed through taxation.
•
Health spending in Portugal accounted for 10.2% of GDP in 2024, up from 10% in 2023.
•
Public spending accounted for 62.2% of all health spending in 2024, consistent with recent years.

Colombia (population - approximately 55 million)

•
Colombia provides universal public and private coverage available for purchase through private companies where all citizens are entitled to a comprehensive health benefit package.
•
In 2024, health expenditures were 8.1% of GDP, up from 7.7% in 2023.
•
Public spending accounted for 76% of all health spending in 2024.

Our Leases and Loans

The leases of our facilities are generally “absolute-net” leases with terms requiring the tenant to pay all ongoing operating expenses of the facility, including property, casualty, general liability, and other insurance coverages; utilities and other charges incurred in the operation of the facilities; real estate and certain other taxes; ground lease rent (if any); and the costs of repairs and maintenance (including any repairs mandated by regulatory requirements). Our tenants are also responsible for any desired capital expenditures (costs that either improve the value of the facility or extend the facility's life), subject to our approval; however, if we agree to fund such capital expenditures instead, our lease revenue will typically increase accordingly. Borrowers under our mortgage loan arrangements retain the responsibilities of ownership, including physical maintenance and improvements and all costs and expenses. Our leases and loans typically require our tenants to indemnify us for any past or future environmental liabilities, as well.

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

Significant Tenants

Our top five tenants, on a total asset basis as of December 31, 2025 along with a comparison to December 31, 2024, is as follows (dollars in thousands):

	As of December 31, 2025		As of December 31, 2024
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle	$2,121,848	14.1%	$2,026,778	14.2%
Priory	1,301,888	8.7%	1,233,462	8.6%
Healthcare Systems of America	1,200,996	8.0%	1,187,006	8.3%
Swiss Medical Network	873,703	5.8%	719,632	5.1%
Lifepoint Behavioral	809,492	5.4%	813,584	5.7%
Other operators	6,688,287	44.6%	6,624,256	46.3%
Other assets	2,005,561	13.4%	1,689,876	11.8%
Total	$15,001,775	100.0%	$14,294,594	100.0%

(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Circle

Affiliates of Circle Health Ltd. ("Circle") lease 36 facilities in the U.K. pursuant to separate lease agreements. Of these leases, 34 are cross-defaulted individual leases guaranteed by Circle and have initial fixed terms ending in 2050, with two five-year extension options plus annual inflation-based escalators. The remaining two facilities are leased with a weighted-average remaining initial fixed term of 9.6 years along with annual inflation-based escalators and extension options.

Priory

Affiliates of Priory Group ("Priory"), a subsidiary of Median B.V., lease 37 facilities in the U.K. pursuant to separate lease agreements. Of these properties, 31 are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2046, with two ten-year extension options plus annual inflation-based escalators. The remaining six facilities are cross-defaulted individual leases guaranteed by Priory and have initial fixed terms ending in 2044, with annual inflation-based escalators.

At December 31, 2025, we hold a minority interest in Priory approximating $44 million, which we acquired in connection with the property acquisitions discussed above. In 2024, we sold our interest in a British pound syndicated term loan with Median Kliniken S.á.r.l. ("MEDIAN") as the borrower ("Priory syndicated term loan") for aggregate proceeds of £90 million.

Healthcare Systems of America

We lease eight facilities in the U.S. (covering three states) to HSA pursuant to one master lease agreement. The master lease had an initial fixed term of 20 years (ending in September 2044) and contains three extension options of five years plus annual inflation-based escalators.

These facilities were leased to and operated by Steward Healthcare, Inc. (“Steward”) prior to their bankruptcy, as discussed below, and we re-leased them to HSA in September 2024 when HSA took over operating these facilities. As part of this transition, HSA (like other tenants of former Steward-operated facilities) assumed responsibility for the costs of operating the facilities (including payroll and related benefits) on a go forward basis. In addition, HSA entered into an interim transition services agreement with Steward to, among other things, assist with billing and collection. To assist HSA during this transition and minimize disruptions to patient care, we did the following:

a)
agreed to a ramp up of cash rents starting at lease commencement. HSA is currently paying 50% of full contractual rents, and cash rents are scheduled to increase to 100% in the 2026 fourth quarter, and
b)
advanced a loan to HSA (similar to other new operators), secured by accounts receivable.

We have elected to account for rent and interest revenue related to HSA on a cash basis. During 2025, we received $33.8 million reflecting the revenue recognized from HSA for the year.

Swiss Medical Network

Affiliates of Swiss Medical Network (“Swiss Medical”) lease 18 facilities in Switzerland under individual leases through our Infracore SA real estate joint venture (“Infracore”), in which we hold a 70% non-controlling interest and have one facility under development. The weighted-average remaining term of these leases at December 31, 2025 was 25 years. These leases are subject to annual inflation-based escalators.

In addition, we hold an 8.9% passive equity ownership interest in Swiss Medical and a loan as part of a syndicated loan facility for a combined total of approximately $197 million at December 31, 2025. Swiss Medical’s parent is Aevis Victoria SA (“Aevis”), a public healthcare, lifestyle, and infrastructure investment company that also holds an interest in Infracore. We hold a passive 4.6% equity interest in Aevis at December 31, 2025.

Lifepoint Behavioral

Lifepoint Behavioral Health ("Lifepoint Behavioral") leases 19 facilities pursuant to one master lease agreement. The master lease's original initial fixed term was 20 years (ending in October 2041) and contains two extension options of five years plus inflation-based escalators.

No other tenant accounted for more than 5% of our total assets at December 31, 2025 or 2024.

Other Tenant Matters

In 2025 and 2024, we had two tenants that filed for bankruptcy.

Steward

As discussed in previous filings, Steward filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 18, 2024, the bankruptcy court approved a global settlement between Steward, its lenders, the unsecured creditors committee, and us. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties, allowing us to begin the process of re-tenanting these facilities, which we did as discussed further in Note 3 to Item 8 of this Annual Report on Form 10-K, and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida with a substantial portion of the proceeds being transferred to Steward, along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment. In regard to our real estate partnership with Macquarie Asset Management (“Macquarie”), the bankruptcy court approved the termination of the partnership’s master lease with Steward during the 2024 third quarter. In addition, we and Macquarie entered into an agreement with the mortgage lender of the partnership to transition the eight Massachusetts properties to them along with cash proceeds of approximately $40 million (representing our share), in return for full payment of the underlying mortgage debt and a release of claims against each party. With this global settlement, our relationship with Steward effectively ended.

Prospect

As discussed in past filings, Prospect previously leased six of our facilities in California and three facilities in Connecticut. In addition, we held a mortgage loan secured by a first mortgage on four facilities in Pennsylvania among other investments. Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders. As part of the global settlement, we re-leased the six California properties to NOR as a result of their successful bid to acquire the operations of the Prospect-operated California facilities. In regard to the remaining seven properties, five of these facilities have been sold to-date with the remaining two expected to be sold later in 2026.

Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we cannot assure you that we will be able to recover in full the remaining $61 million of our investment in Prospect as of December 31, 2025. In addition, the bankruptcy court approved an order for up to $70 million in additional advances from us including up to $30 million in the form of a backstop facility to cover administrative and priority claims. These possible advances are conditioned on other events occurring including the sale of the final Connecticut property and the bankruptcy plan becoming effective. Any funds advanced are secured by recoveries, if any, from causes of action owned by the debtor.

See Note 3 to Item 8 of this Annual Report on Form 10-K for more information on the impact of these bankruptcies on our results of operations.

Tax Structure

U.S.

We have operated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the “Code”) since 2004. Accordingly, we are generally not subject to U.S. federal corporate income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. This treatment substantially eliminates the “double taxation” that ordinarily results from an investment in a "C" corporation.

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

Certain non-real estate activities (such as working capital loans or investments in unconsolidated operating entities) are conducted by entities which we elected to be treated as a TRS. Our TRS entities are subject to both U.S. federal and state income taxes. In the case of domestic investments in unconsolidated operating entities, these investments typically fall under a structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Under the provisions of RIDEA, a REIT may lease “qualified health care properties” on an arm’s length basis to a TRS that owns healthcare operations so long as the property is operated by an entity that qualifies as an “eligible independent contractor.”

International

For our properties located outside the U.S., we are subject to the local taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our U.S. REIT.

Effective July 1, 2023, we moved a majority of our U.K. assets into a U.K. REIT regime. The REIT requirements in the U.K. are generally similar to those in the U.S. We believe we have met all requirements as of December 31, 2025.

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

Under the Alquist Act and related rules and regulations, all general acute care hospital buildings in California are assigned a structural performance category (“SPC”). SPC ratings range from 1 to 5 with SPC-1 assigned to buildings that may be at risk of collapse during a strong earthquake and SPC-5 assigned to buildings reasonably capable of providing services to the public following a strong earthquake. Pursuant to the Alquist Act, state law initially required all SPC-1 buildings to be removed from providing general acute care services by 2020 and all SPC-2 buildings to be removed from providing general acute care services by 2030. However, in 2017, HCAI adopted a new performance category that allowed hospitals to explore the possibilities of upgrading nonconforming buildings to a new performance level that is not as rigorous. Under SPC-4D, buildings undergoing a retrofit to this level can continue functioning indefinitely beyond 2030. In addition, California AB 2190 bill required HCAI to grant an additional extension of time to an owner who was subject to the January 1, 2020, deadline if specified conditions were met. The bill authorized the additional extension to be until July 1, 2022, if the compliance plan was based upon replacement or retrofit, or until January 1, 2025, if the compliance plan was for a rebuild. As AB 2190 extensions for SPC-1 buildings concluded in 2025, AB 869 established new regulatory framework for other buildings beyond 2030 that remained noncompliant. Under extraordinary circumstances a 5-year deadline may be met for a maximum possible deadline of 2035.

As of December 31, 2025, we have 17 licensed hospitals in California totaling investments of approximately $1.0 billion. Exclusive of one hospital (representing less than 0.8% of our total assets), all of our California hospitals are seismically compliant through 2030 as determined by HCAI. For the one remaining hospital, we have requested an extension to complete a project which will result in the property being compliant. We expect this project to be completed by the third quarter of 2027.

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

As of December 31, 2025, our two facilities in the high threat zone are seismic compliant. We estimate that our two facilities in Bogotá, an intermediate threat zone, need approximately $15 million of seismic upgrades to become compliant under Colombian law.

Under our current lease and loan agreements, our tenants (or borrowers) are responsible for capital expenditures in connection with seismic laws. However, if we elect to fund capital expenditures for seismic purposes, we would expect a corresponding increase in the lease base that would result in additional rent (such as with our commitment of up to $60 million made to NOR for seismic compliance). Other than as discussed above, we do not currently expect California or Colombia seismic standards to have an impact on our cash flows. We also do not currently expect compliance with seismic standards to materially impact the financial condition of our tenants.

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

We maintain or require in our leases and mortgage loans that our tenants maintain applicable types of insurance on our facilities and their operations. In addition, we have a comprehensive insurance program to further protect our interests. At December 31, 2025, we believe that the policy specifications and insured limits of our tenant’s policies and our own policies are appropriate given the relative risk of loss, the cost of the coverage, and standard industry practice. However, no assurances can be given that we will not incur losses that are uninsured or that exceed our insurance coverage.

Healthcare Regulatory Matters

In this Section, we discuss certain material federal healthcare laws and regulations that may affect our operations and those of our tenants and borrowers. We do not address all applicable federal healthcare laws, and do not address state healthcare laws and regulations, except as otherwise indicated. Certain state laws and regulations, like the federal healthcare laws and regulations, could affect the operations of our tenants and, accordingly, our results. In some instances, we own a minority interest in our tenants’ operations and, in addition to the effect on our tenant’s ability to meet its financial obligations to us, our ownership and investment returns may also be negatively impacted by such laws and regulations. Moreover, the discussion relating to reimbursement for healthcare services addresses matters that are subject to frequent review and revision by Congress and the agencies responsible for administering federal payment programs including state agencies. Consequently, predicting future reimbursement trends or changes, along with the potential impact to us, is inherently difficult and imprecise. Finally, though we have not included a comprehensive discussion of applicable foreign laws or regulations, our tenants in Europe and South America may be subject to similar laws and regulations governing the ownership or operation of healthcare facilities including, without limitation, laws governing patient care and safety, reimbursement, licensure, and data protection.

Ownership and operation of hospitals and other healthcare facilities are subject, directly and indirectly, to substantial U.S. federal, state, and local government healthcare laws, rules, and regulations. Our tenants’ failure to comply with these laws and regulations could adversely affect their ability to meet their obligations to us. Physician investment in our facilities or in real estate joint ventures is also subject to such laws and regulations. We are not a healthcare provider or in a position to influence the referral of patients or ordering of items and services reimbursable by the federal government or any state agency. Nonetheless, to the extent that a healthcare provider engages in transactions with our tenants, such as subleases or other financial arrangements, the Anti-Kickback Statute and the Stark Law (both discussed in this section), and any state counterparts thereto, could be implicated.

As in the U.S. under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and similar state data protection laws, our tenants in foreign jurisdictions may be subject to strict laws and regulations governing data protection (such as the European Union's General Data Protection Regulation ("GDPR")), generally, and the protection of a patient’s personal health information, specifically. Tenants may also be subject to laws and regulations addressing billing and reimbursement for healthcare items and services. Furthermore, in certain cases, as with certificate of need laws in the U.S., government approval in foreign jurisdictions may also be required prior to the transfer of a healthcare facility or prior to the establishment of new or replacement facilities, the addition of beds, the addition or expansion of services, and certain capital expenditures.

Our leases and loan documents typically require our tenants, both domestic and foreign, to comply with all applicable laws, including healthcare laws. We intend for all of our business activities and operations (including that of our tenants and borrowers) in such jurisdictions to conform in all material respects with all applicable healthcare laws, rules, and regulations.

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

The Office of Inspector General of the Department of Health and Human Services has issued “Safe Harbor Regulations” that describe practices that will not be considered violations of the Anti-Kickback Statute. Nonetheless, the fact that a particular arrangement does not meet safe harbor requirements does not also mean that the arrangement violates the Anti-Kickback Statute. Rather, the safe harbor regulations only provide a guaranty that qualifying arrangements will not be prosecuted under the Anti-Kickback Statute. We intend to use commercially reasonable efforts to structure our arrangements with tenants to satisfy, or meet as closely as possible, all safe harbor conditions. We also require our tenants, under our lease or loan agreements, to comply with applicable laws which would include structuring their arrangements with third parties in a manner that complies with the Anti-Kickback Statute. We cannot assure you, however, that we or our tenants will meet all the conditions for an applicable safe harbor.

Physician Self-Referral Statute (“Stark Law”). Unless subject to an exception, the Ethics in Patient Referrals Act of 1989, or the Stark Law (codified at 42 U.S.C. § 1395nn) prohibits a physician from making a direct or indirect referral to an “entity” furnishing “designated health services” (which would include, without limitation, certain inpatient and outpatient hospital services) paid by Medicare or Medicaid if the physician or a member of the physician's immediate family has a “financial relationship” with that entity. The prohibition further bars the entity from billing Medicare or Medicaid for any services furnished pursuant to a prohibited referral. Sanctions for violating the Stark Law include denial of payment, required refunding of amounts received for services provided pursuant to prohibited referrals, imposition of civil monetary penalties of up to $15,000 per prohibited service provided, and exclusion from the participation in federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. The Stark Law is a strict liability statute, and therefore, no intent is required to be shown in order to prove a violation of the statute.

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

Data Privacy and Security. There are numerous laws and regulations at the U.S. federal and state levels, and globally, addressing data privacy and cybersecurity. As one example, HIPAA restricts the use and disclosure of individually identifiable health information (“PHI”), provides for safeguards of PHI, and requires healthcare providers to notify patients of breaches of unsecured PHI. In general, our tenants based in the U.S. are subject to HIPAA, and they may also be subject to similar state laws addressing the privacy and security of protected health information. As discussed previously, our tenants in jurisdictions outside the U.S. may be subject to GDPR and to other various laws and regulations addressing the privacy and security of protected health information. Moreover, at the U.S. federal and state levels, and globally, legislative and regulatory bodies continue to enact various comprehensive data privacy and cybersecurity legislation to which our tenants may be subject. In general, we rely on our tenants to comply with their obligations with respect to HIPAA and other similar privacy and security laws and regulations, and our leases and loan agreements require that our tenants conduct their business in substantial compliance with applicable privacy and security laws.

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

Antitrust Laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive, which include, among other things, price fixing, market allocation, market monopolization, price discrimination, or acquisitions of competitors. Antitrust enforcement in the healthcare industry has been a priority of the Federal Trade Commission and the Department of Justice, including with respect to hospitals, managed care plans, and physician practice acquisitions. As a REIT, our transactions involving solely the purchase and sale of real estate are generally exempt from federal antitrust laws. Some states, however, have enacted antitrust laws or similar statutes that have broad application and could apply to transactions involving the purchase and sale of healthcare real estate. Moreover, our tenants who operate hospitals, managed care plans, and physician practices may be subject to these laws governing anti-competitive behavior, and we cannot predict how the enforcement of these antitrust laws may affect the operations, the growth, or divestiture plans of our tenants and borrowers.

Reimbursement Pressures. Since the passage of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, reimbursement models and healthcare delivery systems continue to evolve. Healthcare facility operating margins have faced significant pressure due to the deterioration in pricing flexibility and payor mix, a continued shift toward alternative payment models, increases in operating expenses (particularly labor costs), reductions in levels of Medicaid funding due to state budget shortfalls, delays in Medicaid supplemental payments, and other healthcare industry-specific cost pressures on our tenants. Private payors may also rely, to a certain extent, on government reimbursement programs to set reimbursement rates which could further negatively impact the results and operations of our tenants. It remains difficult to predict how future changes to reimbursement models and healthcare delivery systems could impact the business of our tenants.

Corporate Responsibility

Corporate responsibility is an important part of our overall business. Our approach to sustainability is overseen by our Board of Directors, executive management team, and our Environmental and Social Committee, a committee of the Board of Directors that was formed to continuously improve programs, policies, and practices relating to environmental, social, and governance initiatives across all aspects of our business. In addition, our Ethics, Nominating and Governance Committee of the Board of Directors is responsible for developing and recommending corporate governance guidelines and policies. We also have an employee-led working group with responsibility for driving further environmental performance improvements across all aspects of our business.

We annually publish our Corporate Responsibility Report, which describes how our approach to key corporate responsibility issues enables us to support our employees, to build strong tenant relationships, and position us for sustainable success. Our environmental sustainability initiatives focus on improvements to our corporate operations and hospital facilities. As such, in 2025, we measured and reported greenhouse gas emissions from our controlled and part of our noncontrolled operations and increased the number of green provisions in our lease agreements.

To more effectively track and communicate our performance, we are guided by various frameworks and methodologies, including participation in GRESB's Real Estate Assessment and reporting disclosures better aligned with the Sustainability Accounting Standards Board and the Task Force on Climate-Related Disclosure.

Our corporate responsibility achievements over the past year include the following:

•
honored among Modern Healthcare's Best Places to Work for the fifth consecutive year;
•
named to Newsweek's America's Most Responsible Companies list for the third consecutive year;
•
increased coverage of green lease provisions in new and existing leases;
•
expanded tenant emissions data coverage by engaging new tenants and collecting additional prior year data;
•
strengthened our GRESB Real Estate Assessment score; and
•
completed construction of a new environmentally-friendly corporate headquarters.

For additional information regarding our initiatives and to view our Corporate Responsibility Report, please visit our website at www.mpt.com.

Human Capital

Our employees are our most valuable asset. Led by our founding executives, we have a total of 121 employees as of February 23, 2026, located in the U.S., Luxembourg, and the U.K. None of our employees are subject to a collective bargaining agreement.

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

In 2025, a third party firm conducted an employee satisfaction survey to measure the level of satisfaction of each employee and gain insight into the health of our company. The responses and comments we received were overwhelmingly positive. As a result, MPT was selected as one of Modern Healthcare’s Best Places to Work in healthcare for 2025.

We believe it is important to be a good corporate citizen around the world, particularly in the communities where our employees live and work. We do this by providing financial support to non-profit programs aimed at improving community public health and supporting the diverse interests of our employees. In addition, we encourage each of our employees to get involved in their communities to make a positive difference, and we provide paid time off to do so.

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

Available Information

Our website address is www.mpt.com and provides access in the “Investor Relations” section, free of charge, to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). We use, and intend to continue to use, the “Investor Relations” section of our website as a means of disclosing material nonpublic information and of complying with our disclosure obligations under Regulation FD, including, without limitation, through the posting of investor presentations that may include material nonpublic information. Accordingly, investors should monitor the “Investor Relations” section, in addition to following our press releases, SEC filings, public conference calls, presentations, and webcasts. Also available on our website, free of charge, are our Corporate Governance Guidelines, the charters of our Ethics, Nominating, and Corporate Governance, Audit and Compensation Committees and our Code of Ethics and Business Conduct. If you are not able to access our website, the information is available in print free of charge to any stockholder who should request the information directly from us at (205) 969-3755. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings.

ITEM 1A. Risk Factors

The risks and uncertainties described herein are not the only ones facing us. There may be additional risk factors that we do not presently know of or that we currently consider not likely to have a significant impact on us, and it is not possible for us to assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K for material updates to these risk factors. All of these risk factors could adversely affect our business, results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. See “A Warning About Forward Looking Statements” at the beginning of this Annual Report.

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

Economic crises, significant concerns over energy costs, inflation or the impact of tariff or similar policies, elevated interest rates, the availability and cost of credit, geopolitical issues (including as a result of existing and potential armed conflicts), or a declining real estate market in the U.S. or abroad have in the past, and may in the future, contribute to increased volatility, diminished expectations for the economy and the markets, reduced capital availability, shortage of available healthcare workers and related increased labor costs, and high levels of unemployment by historical standards. Some or all of these factors, combined with fluctuating business and consumer confidence, can precipitate an economic decline.

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
•
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and redevelopment opportunities, refinance existing debt, reduce our returns from acquisition and redevelopment activities, reduce our ability to sell properties or re-tenant properties on favorable terms, and increase our future interest expense; and
•
adverse economic or operating conditions affecting our tenants could result in late payments, rent deferrals, restructurings or nonpayment, and could increase our costs for and the time required to re-tenant or sell affected properties, which could adversely affect our cash flows and results of operations.

Public health crises, pandemics and epidemics, such as those caused by viruses such as H5N1 (avian flu), severe acute respiratory syndrome (SARS), and COVID-19, could adversely impact our and our tenants’ business by disrupting supply chains and transactional activities, creating labor shortages and increasing operating expenses, and negatively impacting local, national, or global economies, including the availability of capital.

Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Swiss Medical, and Lifepoint Behavioral.

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

We recorded real estate and other impairment charges along with negative fair value adjustments in 2024 and 2025 related to Steward and Prospect. For more information on these charges, see Note 3 to Item 8 of this Annual Report. We are dependent upon the ability of our tenants to make rent and loan payments to us, and any failure to meet these obligations could have a material adverse effect on our financial condition and results of operations. As of December 31, 2025, our largest tenants – Circle, Priory, HSA, Swiss Medical, and Lifepoint Behavioral – represented 14.1%, 8.7%, 8.0%, 5.8%, and 5.4%, respectively, of our total assets.

We rely on our tenants to provide us with accurate financial and other information under the terms of our leases or in the ordinary course of our business relationship, which we, in turn, use for making business decisions, assessing risk, and calculating and reporting tenant coverage and other data. Because most of our tenants are private companies, the financial information they provide us with might not be audited. If the financial or other information provided to us by our tenants is not accurate or timely, our reported tenant coverage and other data, which is based on such tenant-provided information, might prevent us from making a timely or accurate business decision or adequately assessing risk in connection with a tenant, which could adversely impact our financial condition, results of operations, stock price, and reputation.

In addition, our tenants operate in the healthcare industry, which is highly regulated by U.S. federal, state, and local laws along with laws in Europe and South America and changes in applicable laws and regulations may temporarily impact our tenants’ operations until they are able to make the appropriate adjustments to their business. Any adverse result to our tenants (particularly Circle, Priory, HSA, Swiss Medical, and Lifepoint Behavioral) in regulatory proceedings or financial or operational setbacks (including cybersecurity incidents affecting electronic health records, billing functions, telehealth platforms, or other systems containing patient data that may result in reputational harm, regulatory investigations or enforcement actions, litigation and remediation costs, among others) may have a material adverse effect on the relevant tenant’s operations and on its ability to make required lease and loan payments to us.

We have made investments in certain operators of our healthcare facilities and the cash flows (and related returns) from these investments are subject to more volatility than our properties with traditional net leasing structures.

At December 31, 2025, we had approximately $0.3 billion of investments in unconsolidated operating entities, or 2% of our total assets. These investments include loans but also equity investments that generate returns dependent upon the operator’s performance. As a result, the cash flows and returns from these investments may be more volatile than that of our traditional net leasing structures.

As disclosed elsewhere in this Annual Report, operational challenges for certain operators have in the past, and may in the future, impact our ability to recover our investments, in part or at all, and therefore could have a material adverse impact on our financial condition, results of operations, stock price, and ability to service our debt and make distributions to our stockholders. See the risk factor titled “Our revenues are dependent upon our relationships with and success of our tenants, particularly our largest tenants, like Circle, Priory, HSA, Swiss Medical, and Lifepoint Behavioral” and Item 7 of this Annual Report.

The bankruptcy or insolvency of our tenants or investees could harm our results of operations, financial condition, and liquidity.

Any bankruptcy filing by one of our tenants (such as Steward in 2024 and Prospect in 2025) could harm our operating results and financial condition. A tenant bankruptcy is likely to delay our efforts to collect past due balances under our leases and loans, and could ultimately preclude collection of such balances. If a lease is assumed by a tenant in bankruptcy (as was the case with Pipeline Health System, LLC ("Pipeline") in 2022), we expect that all pre-bankruptcy balances due under the lease would be paid to us in full. However, if we are required to seek one or more replacement operators for our facilities, this may result in delays and increase costs as transferring operations of healthcare facilities is highly regulated. If a lease is rejected by a tenant in bankruptcy, we could have only a secured claim for damages. Any secured claims we have against our tenants may only be paid to the extent of the value of the collateral, which may not cover any or all of our losses. Any unsecured claim (such as our equity interests in our tenants) we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover none or substantially less than the full value of any unsecured claims, which would harm our financial condition. In addition, any bankruptcy filing by one of our tenants may require a disproportionate amount of our management’s attention, cause us to incur increased professional fees that may not be recovered, and negatively impact our reputation and the market price of our common stock.

Declines in the fair value of our assets may force us to recognize impairment charges, which could adversely impact our results of operations, financial condition, liquidity, and the market price of our common stock.

We periodically evaluate our investments for impairment under generally accepted accounting principles (“GAAP”) in the U.S. based on factors such as market conditions, tenant performance, and investment structure. If we determine that an impairment has occurred, we are required to make a downward adjustment to the net carrying value of the property. For example, the early termination of, or default under, a lease by a tenant or operator may lead to an impairment charge with respect to the relevant asset. During the year ended December 31, 2024, we incurred impairment charges and negative fair value adjustments relating to our investments in Steward and Prospect and additional charges relating to our investments in Prospect in 2025. For more information on these impairment charges and negative fair value adjustments, see Note 3 to Item 8 of this Annual Report.

Impairment charges also indicate a potential permanent adverse change in the fundamental operating characteristics of the impaired asset. There is no assurance that adverse impairment charges will be reversed in the future and the decline in the impaired asset’s value could be permanent. There can be no assurance that we will not take additional impairment charges in the future. Any future impairment could have a material adverse effect on our results of operations, financial condition, liquidity, and the market price of our common stock.

It may be costly to replace defaulting tenants or find new tenants when lease terms end, and we may not be able to find replacements on comparable or otherwise suitable terms.

Failure on the part of a tenant to comply materially with the terms of a lease could give us the right to terminate the lease, repossess the facility, cross default certain other leases and loans with that tenant, and enforce the payment obligations under the lease. The process of terminating a lease with a defaulting tenant and repossessing the applicable facility may be costly and require a disproportionate amount of management’s attention. In addition, defaulting tenants may initiate litigation in connection with a lease termination or repossession against us. Defaults by our significant tenants under master or cross-defaulted leases (like Circle, Priory, HSA, Swiss Medical and Lifepoint Behavioral) would have an even more pronounced negative impact.

Additionally, failure on the part of a tenant to renew or extend the lease at the end of its fixed term could result in us having to search for, negotiate with, and execute new lease agreements. This risk is even greater for those properties under master or cross-defaulted leases (like Circle) because several properties have the same lease ending dates. See Item 2 for our lease and loan maturity schedule.

If a tenant-operator defaults and we choose to terminate the lease, or if a tenant fails to renew or extend the lease at the end of its fixed term, we would be required to find another tenant-operator or to sell the facility. The process of finding and negotiating with a new tenant, along with costs (such as maintenance, property taxes, utilities, ground lease expenses, etc.) that we will incur while the facility is potentially untenanted, may be costly and require a disproportionate amount of our management’s attention. Additionally, the transfer of healthcare facilities is highly regulated, which may result in delays and increased costs in locating a suitable replacement tenant. There can be no assurance that we would be able to find another tenant in a timely fashion, or at all, or that, if another tenant were found, we would be able to enter into a new lease on favorable terms. If we are unable to re-let the properties to healthcare operators, we may be forced to sell the properties at a loss due to the repositioning expenses likely to be incurred by non-healthcare purchasers. Alternatively, we may be required to spend substantial amounts to adapt the facility to other uses. Thus, defaults under or the non-renewal or non-extension of leases may adversely affect our results of operations, financial condition, and our ability to service our debt and make distributions to our stockholders.

Our employees are responsible for all aspects of managing our portfolio of over 380 properties across nine countries, and our failure to effectively manage our properties along with any growth may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions.

We currently employ 121 employees that are responsible for identifying, underwriting and closing new investments; managing existing properties and those under development; and handling all finance and accounting duties; among other things for a portfolio of over 380 properties across nine countries. There is no assurance that we will be able to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to manage our existing portfolio or facilities that we may acquire or develop in the future. Additionally, investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws, economies, and markets, and exposes us to local economic downturns and adverse market developments. Our failure to manage our portfolio effectively may adversely impact our financial condition and cash flows, which could negatively affect our ability to service our debt and make distributions to our stockholders.

We have less experience with healthcare facilities located outside the U.S.

At December 31, 2025, we had approximately 50.3% of our total assets located in eight different countries outside the U.S. We have less experience investing in healthcare properties or other real estate-related assets located outside the U.S. Investing in real estate located in foreign countries creates risks associated with the uncertainty of foreign laws and markets including, without limitation, laws respecting foreign ownership, the enforceability of loan and lease documents, and foreclosure laws. Foreign real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. The properties we have acquired internationally will face risks in connection with, among others, unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, the difficulty in enforcing obligations in foreign jurisdictions, and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices. We may also be subject to fluctuations in local real estate values or markets or the economy as a whole, which may adversely affect our investments.

In addition, the revenues and expenses incurred internationally are denominated in either euros, British pounds, Swiss francs, or Colombian pesos, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position, which in turn could adversely affect our revenues, operating margins, and dividends, and may also affect the book value of our assets and stockholders’ equity. While we may hedge some of our foreign currency risk, we may not be able to do so successfully and may incur losses on our investments as a result of exchange rate fluctuations. Furthermore, we are subject to laws and regulations, such as the Foreign Corrupt Practices Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents, and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our results of operations, the value of our international investments, and our ability to service our debt and make distributions to our stockholders.

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

Many of our tenants have the option to purchase the facilities we lease to them. In the event our tenants decide to purchase the facilities at the end of the lease term, we may not be able to re-invest the capital on as favorable terms, or at all. Our inability to effectively manage the turnover of our facilities could materially adversely affect the execution of our business plan and our results of operations.

We have 90 leased properties that are subject to purchase options as of December 31, 2025. For 84 of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not in default at that time, at a price equivalent to the greater of (i) fair market value or (ii) our original purchase price (increased, in some cases, by a certain annual rate of return from the lease commencement date). The lease agreements generally provide for an appraisal process to determine fair market value. For two of these properties, the purchase option generally allows the lessee to purchase the real estate at the end of the lease term, assuming not in default at that time, at our purchase price (increased, in some cases, by a certain annual rate of return from lease commencement date). For the remaining four properties, the purchase options approximate fair value.

In certain circumstances, a prospective purchaser of our hospital real estate may be deemed to be subject to Anti-Kickback and Stark statutes, which are described in the “Healthcare Regulatory Matters” section in Item 1 of this Annual Report. In such event, it may not be practicable for us to sell a property to such prospective purchaser at a price other than fair market value.

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

We have investments in five unconsolidated real estate joint ventures with independent parties that total approximately $1.4 billion at December 31, 2025. Joint venture arrangements involve risks including the possibility that the other party may refuse or not be able to make capital contributions if needed, that our partner might have economic or other interests that are inconsistent with the joint venture’s interests, or that we may become engaged in a dispute with our partner. If any of these events occur, we may need to provide additional funding to the joint ventures to meet our obligations, incur additional expenses to resolve disputes, or be forced to buy out the partner’s interest or to sell our interest at a time that is not advantageous to us. Any loss of income, cash flows, or disruption of management’s time could have a negative impact on the rest of our business.

Increased scrutiny, politicization, and changing expectations from investors, employees, tenants, and other stakeholders regarding corporate responsibility and sustainability matters could adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries have faced scrutiny related to their corporate responsibility practices and reporting. Certain investors, employees, and other stakeholders have focused on corporate responsibility practices and placed importance on the implications and broader societal impacts of their investments and business decisions. For example, some investment funds and certain institutional investors have previously incorporated aspects of corporate responsibility and sustainability (including third‑party scores) into stewardship, engagement, and, in some cases, investment or voting decisions, although these approaches vary and have shifted recently in response to market, regulatory, and political developments. Our failure, or perceived failure, to meet the goals and objectives we set in our sustainability disclosure, or to maintain accurate, consistent, and appropriately supported disclosures, could negatively impact our reputation, tenant and employee retention, and access to capital. At the same time, in the U.S., corporate responsibility initiatives and disclosures have become increasingly politicized, including through anti‑environmental, social and governance (“ESG”) policy statements at the federal and state level, and legislative, regulatory, and enforcement initiatives in certain states. As a result, stakeholder expectations may be divergent, rapidly changing, and, in some cases, conflicting. Certain investors, lenders, counterparties, tenants, employees, and other stakeholders may seek greater corporate responsibility commitments and disclosure, while others may oppose or seek to limit corporate responsibility initiatives or the use of ESG‑related criteria in investment, lending, or contracting decisions as incompatible with fiduciary duties to maximize financial returns.

This evolving and polarized environment could adversely affect us in a number of ways, including by (i) increasing the cost and complexity of compliance and reporting as legal requirements, regulatory guidance, and market standards change, including as rules are proposed, modified, delayed, rescinded, or subject to litigation; (ii) exposing us to litigation, regulatory inquiries, or enforcement actions (including allegations of “greenwashing” or, conversely, claims that certain initiatives are impermissible or inconsistent with applicable law or fiduciary duties); and (iii) creating reputational risk, including the risk of negative publicity, activism, boycotts, or divestment from stakeholders on either side of these issues.

FINANCING RISKS

Our indebtedness could adversely affect our financial condition, and may otherwise adversely impact our business operations and our ability to make distributions to stockholders.

As of February 23, 2026, we had approximately $9.6 billion of debt outstanding - see "Contractual Commitments" in Item 7 of this Annual Report for a schedule of our debt coming due over the next five years. Our indebtedness could have significant adverse effects on our business, including by:

•
requiring us to use a substantial portion (or all) of our cash flows from operations to service our indebtedness, which would reduce available cash flows to fund working capital, development projects, and other general corporate purposes, as well as cash distributions;
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

Future borrowings under our loan facilities may bear interest at variable rates in addition to the $0.6 billion in variable interest rate debt that we had outstanding as of February 23, 2026. If interest rates increase significantly, our operating results would decline along with the cash available for distributions to our stockholders.

In addition, most of our current debt is, and we anticipate that much of our future debt will be, non-amortizing and payable in balloon payments. Therefore, we will likely need to refinance at least a portion of that debt as it matures. There is a risk that we may not be able to extend, refinance, or pay off debt maturing in 2026 and future years or that the terms of any refinancing will not be as favorable as the terms of the then-existing debt. If principal payments due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as new equity capital, joint venture proceeds, or sales of facilities, our cash flows may not be sufficient to repay all maturing debt in years when significant balloon payments come due. Any failure to make required payments when due could result in an event of default, which could lead to, among other things, the acceleration of some or all of our indebtedness, the imposition of default interest and other charges, the termination of commitments under our Credit Facility, and, where applicable, the exercise of remedies against collateral, any of which could materially adversely affect our financial condition, business operations, and ability to make distributions to our stockholders. See Item 7 of this Annual Report for further information on our debt maturities.

Covenants in our debt instruments limit our operational flexibility, and a breach of these covenants could materially affect our financial condition and results of operations.

The terms of our Credit Facility and the indentures governing our outstanding senior notes and other debt instruments that we may enter into in the future are subject to customary financial, operational, and reporting covenants. For example, our Credit Facility imposes certain restrictions on us, including restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate; and change our business. In addition, our Credit Facility and senior notes limit the amount of dividends we can pay. Furthermore, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness, and the terms of our senior secured notes issued in February 2025 limit the amount of first lien debt that can be secured on the collateral of such notes. Finally, our Credit Facility requires compliance with certain borrowing base conditions, as well as maintenance of maximum total leverage and secured leverage ratios and a minimum fixed charge coverage ratio. From time-to-time, the lenders of our Credit Facility may adjust certain covenants to give us more flexibility (as was done in 2024); however, such modified covenants could be temporary, and we must be in a position to meet the lowered reset covenants in the future. Our continued ability to incur debt and operate our business is subject to compliance with the covenants in our debt instruments. Breaches of these covenants could result in defaults under applicable debt instruments and other debt instruments due to cross-default provisions, even if payment obligations are satisfied. Financial and other covenants, among others, that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a material adverse effect on our financial condition and results of operations.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.

As of February 23, 2026, we had approximately $0.6 billion in variable interest rate debt. This variable rate debt subjects us to interest rate volatility. To manage interest rate volatility, from time-to-time, we have entered into interest rate swaps to fix the interest rate. However, these hedging arrangements involve risk, including the risk that counterparties may fail to honor their obligations, and that the arrangements may not be effective in reducing our exposure to interest rate changes, and may result in higher interest rates than we would otherwise have. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and our ability to service our debt and make distributions to our stockholders.

The market price and trading volume of our common stock may be volatile and may decline regardless of our operating performance, and you may lose all or part of your investment.

As observed in recent years, the market price of our common stock may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. A variety of factors may cause significant price variations, including, we believe, the amount and status of short interest in our securities and any coordinated trading activities or large derivative positions in our common stock. For example, the potential for a "short squeeze" whereby a number of investors take a short position in a stock and have to buy the borrowed securities to close out the position at a time that other short sellers of the same security also want to close out their positions, may result in volatility in our stock price. If the market price of our common stock declines significantly, you may be unable to sell your shares at or above your purchase price.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Although not a comprehensive list, some possible factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•
actual or anticipated variations in our quarterly operating results or distributions;
•
changes in our earnings estimates, or publications of research, news, or other reports about us or the real estate or healthcare industries;
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

Future sales of common stock may adversely affect our stock price.

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

As of February 23, 2026, S&P Global rates Medical Properties Trust and our unsecured notes at CCC+. Our corporate family rating for Moody's was upgraded in February 2025 to B3 and Moody's assigned a B2 rating to the new secured debt that was issued in February 2025 (see Note 4 to Item 8 of this Annual Report for more information on this offering). However, S&P currently has a negative outlook on our ratings, and there can be no assurance that we will be able to maintain or improve our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our financial condition and results of operations.

Elevated interest rates may adversely affect the market price of our securities.

One of the factors that investors may consider in deciding whether to buy or sell our securities is our dividend rate as a percentage of our price per share of common stock, relative to market interest rates. In recent years, elevated inflation has prompted central banks to tighten monetary policies and raise interest rates, which can create headwinds to economic growth. Previous rate hikes enacted by the Federal Reserve in 2022 and 2023 have had a significant impact on interest rate indexes, such as SOFR and the Prime Rate. In 2024, and amid cooling inflation, the Federal Reserve cut interest rates. However, if market interest rates were to begin rising again, prospective investors may desire a higher distribution on our securities or seek securities paying higher distributions. The market price of our common stock likely will be based primarily on the earnings that we derive from rental and interest income with respect to our facilities and our related distributions to stockholders, and not from the underlying appraised value of the facilities themselves. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common stock. In addition, elevated interest rates would result in increased interest expense on our variable-rate debt and any refinancing of existing debt, thereby adversely affecting cash flows and our ability to service our indebtedness and make distributions.

Limited access to capital may restrict our growth.

Our business plan contemplates growth through acquisitions and development of facilities. As a REIT, we are required to make distributions, which (if paid in cash) reduce our ability to fund acquisitions and developments with retained earnings. Thus, access to the capital markets, bank borrowings, and other financing vehicles is important to fund new opportunistic investments. Due to market or other conditions, we may not be able to obtain additional equity or debt capital or dispose of assets on favorable terms, or at all, at the time we need additional capital to acquire healthcare properties, which could have a material adverse effect on our results of operations and our ability to service our debt and make distributions to our stockholders. Our continued ability to incur and refinance debt is subject to maintaining sufficient unencumbered assets, in the case of unsecured indebtedness, or additional collateral, in the case of secured indebtedness, to incur such debt and, if sufficient unencumbered assets or additional collateral cannot be provided, we may be unable to incur or refinance debt.

RISKS RELATING TO REAL ESTATE INVESTMENTS

Our investments are, and are expected to continue to be, concentrated in a single industry, making us more vulnerable economically than if our investments were more diversified.

We acquire, develop, and make investments in healthcare real estate. In addition, we selectively make investments in healthcare operators. We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification become even greater as a result of our business strategy to invest solely in healthcare facilities. A downturn in the real estate industry could materially adversely affect the value of our facilities. A downturn in the healthcare industry could negatively affect our tenants’

ability to make lease or loan payments to us as well as our return on equity investments. Consequently, our ability to meet debt service obligations or make distributions to our stockholders is dependent on the real estate and healthcare industries.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our facilities and harm our financial condition.

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

Development and construction risks could adversely affect our ability to service our debt and make distributions to our stockholders.

We have developed and constructed facilities in the past and are currently developing several facilities. Our development and related construction activities may subject us to a number of risks, including:

•
we may have to compete for suitable development sites;
•
our ability to complete construction is dependent on there being no title, environmental, or other legal proceedings in connection with the project;
•
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

We expect to fund our development projects over time. The time frame required for development and construction of these facilities means that we may have to wait for some time to earn significant cash returns. In addition, our tenants may not be able to obtain managed care provider contracts for new developments in a timely manner or at all. Risks associated with our development projects may reduce anticipated rental revenue, which could affect our ability to service our debt and make distributions.

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

Our facilities may not achieve expected results, which may harm our results of operations and financial condition, as well as our ability to service our debt and make the distributions to our stockholders required to maintain our REIT status.

Acquisitions and developments entail risks that investments will fail to perform in accordance with expectations and that cost estimates may prove inaccurate, as well as general investment risks associated with any new real estate investment. Newly-developed or newly-renovated facilities may not have operating histories that are helpful in making objective pricing decisions. The purchase prices for such facilities will be based, in part, upon projections by management as to the expected operating results of the facilities, subjecting us to risks that they may not achieve anticipated operating results within anticipated time frames or at all. If our facilities do not achieve expected results and fail to generate anticipated cash flows from operations, amounts available to service our debt or to make distributions to our stockholders required to maintain our REIT status could be adversely affected.

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

Capital expenditures for facility renovation may be greater than anticipated and may adversely impact rent payments by our tenants and our ability to service our debt and make distributions to our stockholders.

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

Our facilities are subject to real and personal property taxes that may increase as property tax rates change and as the facilities are assessed or reassessed by taxing authorities. Our leases generally provide that the property taxes are charged to our tenants as an expense related to the facilities that they occupy. As the owner of the facilities, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. If we incur these tax liabilities, our ability to service our debt and make expected distributions to our stockholders could be adversely affected. In addition, if such taxes increase on properties in which we have an equity investment in the tenant, our return on investment may be negatively affected.

As an owner and lessor of real estate, we are subject to risks under applicable environmental laws, the cost of compliance with which and any violation of which could materially adversely affect us.

Various environmental laws may impose liability on the current or prior owner or operator of real property for removal or remediation of hazardous or toxic substances. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources, and adjacent property. These environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence or disposal of the hazardous or toxic substances. The cost of complying with environmental laws could materially adversely affect our ability to service our debt or make distributions to our stockholders. In addition, the presence of hazardous or toxic substances, or the failure of our tenants to properly manage, dispose of, or remediate such substances, including medical waste, may adversely affect our tenants or our ability to use, sell, or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenue and our financing ability. We typically obtain Phase I environmental assessments (or similar studies) on facilities we acquire or develop or on which we make mortgage loans. However, even if the Phase I environmental assessment reports do not reveal any material environmental contamination, it is possible that material environmental contamination and liabilities may exist, of which we are unaware.

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

Our interests in facilities through ground leases expose us to the risk of loss of the facility upon breach or termination of the underlying ground lease, may limit our use of the facility, and may result in additional expenses to us if our tenants vacate the facility.

We have acquired interests in 20 facilities, at least in part, by acquiring leasehold interests in the land on which the facility is located rather than an ownership interest in the land. As lessee under ground leases, we are exposed to the possibility of losing the property upon termination, or an earlier breach by us, which could adversely impact our financial condition. Ground leases may also restrict our use of the related facility, which may limit our flexibility in renting the facility and may impede our ability to sell the property. Finally, if our facility lease expires or is terminated for whatever reason resulting in the tenant vacating the facility, we would be responsible for the ground lease payments until we find a replacement tenant, which would negatively impact our cash flows and results of operations.

RISKS RELATING TO THE HEALTHCARE INDUSTRY

The continued pressure on healthcare reimbursement in the U.S. and other countries in which we do business, including shifts from fee-for-service reimbursement towards alternative payment models, other healthcare policy reforms, and government cost cutting measures, could adversely affect the profitability of our tenants and their ability to make payments to us.

Sources of revenue for our tenants may include the U.S. Medicare and Medicaid programs, other government-sponsored payment programs, private insurance carriers, and health maintenance organizations, among others. In addition to ongoing efforts to reduce healthcare costs, the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government-sponsored payment programs. Recently, the One Big Beautiful Bill Act of 2025 included Medicaid reforms (including work requirements and other eligibility-related changes) as well as other program integrity measures that could reduce coverage or lead to more frequent changes in coverage status, increase uncompensated care, and further pressure provider reimbursement and liquidity, which could adversely affect our tenants’ revenues and cash flows.

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

Additionally, government and commercial payors in the U.S., and in other countries (like Colombia) in which we do business, have the ability to withhold or delay payments to our tenants. Delayed or withheld payments may be due to a variety of reasons including, but not limited to, initial denials based on incomplete or inaccurate documentation, payors strategically slowing payments, a lack of funds available, or a combination of these and other factors. Delayed or withheld payments to our tenants may impact our tenants’ cash flows and working capital. We cannot predict when and to what extent these delays may occur, nor whether our business will be adversely impacted.

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

In addition to the items above, governments may look for cost cutting measures and strategies to balance budgets and/or control government deficits. Such cost cutting measures may add pressure on healthcare reimbursement to our tenants, some of which rely heavily on such reimbursements.

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

The U.S. healthcare industry is highly regulated by federal, state, and local laws and is directly affected by federal conditions of participation, state licensing requirements, facility inspections, state and federal reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other such laws, regulations, and rules. As with the U.S. healthcare industry, our tenants in the U.K., other parts of Europe, and South America are also subject in some instances to comparable types of laws, regulations, and rules that affect their ownership and operation of healthcare facilities. Although our lease and mortgage loan agreements require our tenants/borrowers to comply with applicable laws, and we intend for these facilities to comply with such laws, we do not actively monitor compliance. Therefore, we cannot offer any assurance that our tenants/borrowers will be found to be in compliance with such, as the same may ultimately be implemented or interpreted.

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

In addition, establishment of healthcare facilities and transfers of operations of healthcare facilities in the U.S. are typically subject to federal and state regulatory approvals, such as federal antitrust laws and state certificate of need laws in the U.S. Restrictions and delays in transferring the operations of healthcare facilities, in obtaining new third-party payor contracts, including Medicare and Medicaid provider agreements, and in receiving licensure and certification approval from appropriate state and federal agencies by new tenants, may affect our ability to terminate lease agreements, remove tenants that violate lease terms, and replace existing tenants with new tenants. Furthermore, these matters may affect a new tenant’s/borrower’s ability to obtain reimbursement for services rendered, which could adversely affect its ability to make lease and/or loan payments to us. In instances where we have an equity investment in the operator, in addition to the effect on these tenants’/borrowers’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted.

Our tenants are subject to fraud and abuse laws, the violation of which may jeopardize their ability to make payments to us and adversely affect their profitability.

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

Physician investment in, or other financial arrangements with, subsidiaries that lease our facilities could subject our leases to scrutiny under fraud and abuse and physician self-referral laws. Under the Stark Law, and its implementing regulations, if our leases do not satisfy the requirements of an applicable exception, the ability of our tenants to bill for services provided to Medicare beneficiaries pursuant to referrals from physician investors could be adversely impacted and subject our tenants to fines, which could impact our tenants’ ability to make lease and/or loan payments to us. In instances where we have an equity investment in our tenants’ operations, in addition to the effect on the tenants’ ability to meet their financial obligations to us, our ownership and investment interests may also be negatively impacted. Therefore, in all cases, we intend to use our good faith efforts to structure our lease arrangements to comply with these laws.

We may incur substantial capital expenditures to make our healthcare facilities suitable for tenants or compliant with applicable regulatory requirements.

Healthcare facilities are typically highly customized and subject to healthcare-specific building code requirements. The improvements generally required to conform a property to healthcare use can be costly and at times tenant-specific. A new or replacement operator may require different features in a property, depending on that operator’s particular business. If a current operator is unable to pay rent and/or vacates a property, we may incur substantial capital expenditures to modify a property before we are able to secure another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, or be compliant with additional regulatory requirements, we may similarly incur substantial capital expenditures before we are able to re-lease the space. These capital expenditures may have a material adverse effect on our results of operations, financial condition, and liquidity.

State certificate of need laws may adversely affect our development of facilities and the operations of our tenants.

Certain U.S. healthcare facilities in which we invest may be subject to state laws that require regulatory approval in the form of a certificate of need prior to the transfer of a healthcare facility or prior to initiation of certain projects, including the establishment of new or replacement facilities, the addition of beds, the addition of new or expansion of existing services, and certain capital expenditures. State certificate of need laws are not uniform throughout the U.S., are subject to change, and may delay developments of facilities or acquisitions or certain other transfers of ownership of facilities. We cannot predict with certainty the impact of state certificate of need laws on our activities or on the operations of our tenants. Certificate of need laws often materially impact the ability of competitors to enter into the marketplace of our facilities. As a result, a portion of the value of the facility may be related to the limitation on new competitors. In the event of a change in the certificate of need laws, this attributed value may markedly change.

Regulatory restrictions on healthcare transactions involving REITs could adversely affect our business, results of operations, and financial condition.

Certain states have enacted, and other states are considering, laws and regulatory regimes that seek to increase oversight of transactions involving REIT ownership or leasing of healthcare facilities. These measures include, among other things, prohibitions on certain sale-leaseback transactions involving acute-care hospitals; restrictions on the issuance of new hospital licenses for facilities leased from REITs; requirements that REIT investments be subject to enhanced transaction review and ongoing financial reporting obligations; and pre-transaction notice and review regimes applicable to certain healthcare transactions, including the sale, transfer, or lease of a material portion of a health care entity’s assets. Covered transactions may be subject to extended regulatory review periods, which could delay, condition, and/or increase the cost and complexity of completing such transactions. If these or similar regulatory restrictions are adopted more broadly, they could limit our ability to acquire and lease hospital properties, delay transactions, increase compliance costs, expose us to greater regulatory and legal risk, and adversely affect our business, results of operations, and financial condition.

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

Our charter and bylaws contain provisions that may impede third-party acquisition proposals. Our charter and bylaws also provide restrictions on replacing or removing directors. Directors may be removed by the affirmative vote of the holders of two-thirds of our common stock. Additionally, stockholders are required to give us advance notice of director nominations. Special meetings of stockholders can only be called by our president, our Board of Directors, or the holders of at least 25% of stock entitled to vote at the meetings. These and other charter and bylaw provisions may delay or prevent a change of control or other transactions in which holders of our common stock might receive a premium for their common stock over the then-current market price or which such holders otherwise might believe to be in their best interests.

We rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of our technology (or that of our third-party vendors) could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information (in accordance with GDPR law in Europe and similar laws elsewhere) along with tenant and lease data. We purchase or license some of our information technology from vendors. We rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission, and storage of confidential data. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not prevent the systems’ improper functioning or the improper access or disclosure of our or our tenant’s information, such as in the event of cyber attacks. Further, our failure to protect the security of our information systems and data maintained in those systems could subject us to liability under various U.S. federal and state, and foreign privacy laws and regulations.

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

We are, and from time-to-time may be, involved in litigation, regulatory proceedings and other governmental inquiries. In particular, recent media and political focus on private investments in healthcare has led to heightened regulatory focus in this area, including Congressional efforts to increase federal oversight over healthcare facilities, state-level legislative and regulatory initiatives (including in Massachusetts and California) to expand notice, review, transparency, and oversight requirements for healthcare facilities and healthcare-related transactions, and federal and state-level government investigations relating to certain of our assets and tenants. An unfavorable resolution of pending or future litigation, regulatory proceedings, governmental inquiries, or other claims could have a material adverse effect on our and our tenants’ business, results of operations and financial condition. Regardless of outcome, any litigation, regulatory proceeding or governmental inquiry, and related adverse publicity, may result in substantial costs and expenses, significantly divert the attention of management, and materially damage our reputation. An unfavorable outcome may result in our having to pay significant fines, judgments, or settlements, which, if not indemnifiable by our tenants, or if uninsured, or if exceeding insurance coverage, could adversely impact our financial condition, cash flows, results of operations, and the trading price of our common stock.

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

We believe that we qualify as a REIT for U.S. federal income tax purposes as of December 31, 2025. In addition, we own a direct interest in a subsidiary REIT that has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the 2022 tax year. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, there is no assurance that we will be successful in operating so as to qualify as a REIT. At any time, new laws, regulations, interpretations, or court decisions may change the U.S. federal or state tax laws relating to, or the U.S. federal or state income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax, or other considerations may cause our Board of Directors to revoke the REIT election, which it may do without stockholder approval.

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

Separately, as of July 1, 2023, the majority of our real estate operations in the U.K. operate as a U.K. REIT (and seven more property holding entities were added in February 2026) and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. If we were to fail the requirements of a U.K. REIT, the related U.K. operations would be subject to higher tax rates like non-REITs.

As a result of all these factors, a loss or revocation of our REIT status (whether in the U.S. or U.K.) could have a material adverse effect on our financial condition and results of operations and could adversely affect the value of our common stock.

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

Similar to the U.S. REIT qualification requirements, we must satisfy tests for our U.K. REIT concerning, among other things, the sources of our U.K. income, the nature and diversification of our U.K. assets, the amounts we distribute to the shareholders of the U.K. REIT, and the ownership of the U.K. REIT shares. In order to meet these tests, we may be required to forego attractive business or investment opportunities.

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service (“IRS”) or similar tax authorities internationally as “true leases,” we may be subject to adverse tax consequences.

We have purchased certain properties and leased them back to the sellers of such properties. For almost all of our leases, we intend for any such sale-leaseback transactions to be structured in a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, taxing authorities might take the position that the transaction is not a “true lease”. In the event any sale-leaseback transaction is challenged and successfully re-characterized, we might not be able to deduct depreciation expense on the real estate, resulting in potential higher income taxes.

Transactions with TRSs may be subject to excise tax.

We have historically entered into leases and other transactions with our TRS and its subsidiaries and expect to continue to do so in the future. Under applicable rules, transactions such as leases between our TRS and its parent U.S. REIT that are not conducted on a market terms basis may be subject to a 100% excise tax. While we believe that all of our transactions with our TRS are at arm’s length, imposition of a 100% excise tax could have a material adverse effect on our financial condition and results of operations.

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

We are headquartered in the U.S. with subsidiaries and investments globally and are subject to income taxes in these jurisdictions. Significant judgment is required in determining our provision for income taxes. Although we believe that we have adequately assessed and accounted for our potential tax liabilities, and that our tax estimates are reasonable, there can be no assurance that additional taxes will not be due upon audit of our tax returns, which could materially and adversely impact our results of operations and cash flows. In addition, the U.S. government, as well as the governments of many of the locations in which we operate (such as Germany, the U.K., Colombia, Portugal, Spain, Finland, and Luxembourg, which is where most of our Europe entities are domiciled) are actively discussing changes to corporate taxation. Our future tax expense could be adversely affected by these changes in tax laws or their interpretation, both domestically and internationally. Potential tax reforms being considered by many countries include changes that could impact, among other things, global tax reporting, intercompany transfer pricing arrangements, the definition of taxable permanent establishments, and other legal or financial arrangements. The nature and timing of any changes to each jurisdiction’s tax laws and the impact on our future tax exposure both in the U.S. and abroad cannot be predicted with any accuracy but could materially and adversely impact our results of operations and cash flows.

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
•
seek to minimize the amount of personal information collected and stored about our employees and seek to avoid any collection and storage of non-financial or contact information from our tenants/borrowers (and given we are a commercial real estate landlord, we do not maintain credit card or patient information in our systems);
•
seek to restrict information system access to appropriate levels while allowing users to fulfill their business responsibilities;
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

Cyber Governance

Cybersecurity holds a pivotal role in our comprehensive risk management processes and is a key focus for both our Board of Directors and management. Our management has primary responsibility for identifying, assessing, and managing our exposure to cybersecurity threats and incidents. However, the Board of Directors, led by members of the Risk Committee, oversees the enterprise risk management process, specifically addressing material risks stemming from cybersecurity threats.

The Board of Directors receives regular updates from the Computer Security Incident Response Team (“CSIRT”) to provide insight into significant cybersecurity risks, potential impacts on business operations, and management's strategies for identifying, monitoring, and mitigating these risks. This includes sharing results from assessments or audits of relevant processes.

Led by our Head of Technology with years of experience in Information Technology, our CSIRT, comprising cross-functional professionals, collaborates to execute our cybersecurity risk assessment and management processes by reviewing and assessing cybersecurity initiatives, including the incident response plan, cybersecurity compliance, training, and overall risk management efforts. The collaborative efforts of the Board of Directors and our skilled CSIRT team underscore our commitment to effectively addressing and mitigating cybersecurity risks within the organization.

ITEM 2. Properties

At December 31, 2025, our portfolio (including properties in our five real estate joint ventures) consisted of 384 properties (including properties under construction or in the form of a first lien mortgage loan) operated by 52 different operators. Our vacant facilities represent less than 1% of total assets at December 31, 2025.

	Total Properties	Total 2025 Revenues	Total Assets(A)
	(Dollars in thousands)
United States:
Alabama	2	$791	$6,162
Arizona	8	37,519	328,873
Arkansas	1	10,582	65,030
California	17	69,157	977,890
Colorado	3	10,746	102,549
Connecticut	3	60	41,414
Florida	6	21,696	834,940	(B)
Idaho	6	42,180	299,826
Indiana	4	7,148	58,522
Iowa	1	5,396	44,374
Kansas	9	15,982	208,893	(B)
Kentucky	1	10,288	53,080
Louisiana	5	6,060	106,713
Massachusetts	2	436	244,824	(D)
Michigan	1	3,521	13,038
Missouri	4	23,986	117,424
Montana	1	2,049	19,134
New Jersey	2	21,520	142,121
New Mexico	2	5,271	50,519
North Carolina	1	3,163	30,027
Ohio	9	25,910	330,189	(B)
Oklahoma	1	7,082	6,855
Oregon	1	12,588	80,539
Pennsylvania	7	31,450	304,372
South Carolina	5	17,174	123,512
Texas	44	100,839	1,427,391	(C)
Utah	7	4,288	193,752	(E)
Virginia	2	2,940	15,728
Washington	2	4,319	35,334
Wisconsin	1	3,703	27,266
Wyoming	3	10,034	89,174
Other assets	—	—	1,072,900
Total United States	161	$517,878	$7,452,365
International:
Colombia	4	$6,216	$147,620
Germany	85	42,686	751,806	(E)
Italy	8	—	86,091	(E)
Portugal	2	3,748	50,205
Spain	9	12,599	302,323	(D)(E)
Switzerland	19	2,877	873,703	(E)
United Kingdom	92	373,279	4,184,188
Finland	4	12,739	220,813
Other assets	—	—	932,661
Total International	223	$454,144	$7,549,410
Total	384	$972,022	$15,001,775

(A)
Represents total assets at December 31, 2025.
(B)
Includes a facility that was vacant at December 31, 2025.
(C)
Includes a development project still under construction and facilities that were vacant at December 31, 2025.

(D)
Includes development project(s) still under construction at December 31, 2025.
(E)
For Germany, the U.S., Switzerland, Spain, and Italy, we own properties through five real estate joint venture arrangements and our share of revenues from these joint ventures is reflected in the "Earnings (loss) from equity investments" line of our consolidated statements of net income. However, the table below shows revenues earned from these joint venture arrangements:

	Total Properties	Total 2025 Revenues
	(Dollars in thousands)
Germany	71	$70,614
U.S.	5	24,733
Switzerland	19	61,077
Spain	2	7,463
Italy	8	7,111
Total	105	$170,998

A breakout of our facilities at December 31, 2025 based on property type is as follows:

	Number of Properties	Total Square Footage	Total Licensed Beds(A)
General acute care hospitals	168	27,501,398	17,184
Behavioral health facilities	68	3,067,544	4,238
Post acute care facilities	128	13,788,289	17,109
FSERs	20	170,642	—
	384	44,527,873	38,531

(A)
Reflects all properties, including those that are part of real estate joint ventures, except for our facilities that are under development.

The following table shows lease and loan expirations, assuming that none of the tenants/borrowers exercise any of their renewal options (dollars in thousands):

Total Lease and Loan Portfolio(1)	Total Leases/ Loans(2)	Annualized Base Rent/ Interest(3)	% of Total Annualized Base Rent/ Interest	Total Square Footage	Total Licensed Beds
2026	1	$228	—	7,040	—
2027	1	3,681	0.3%	107,849	13
2028	7	17,746	1.5%	1,946,588	559
2029	4	16,112	1.4%	775,575	527
2030	10	7,128	0.6%	309,615	84
2031	4	3,852	0.3%	133,505	123
2032	21	60,495	5.2%	1,067,663	743
2033	5	6,201	0.6%	85,477	24
2034	8	62,889	5.5%	1,968,674	1,345
2035	7	25,516	2.2%	750,199	983
Thereafter	301	950,848	82.4%	34,793,831	33,402
Total	369	$1,154,696	100.0%	41,946,016	37,803

(1)
Schedule includes leases and mortgage loans and related terms as of December 31, 2025.
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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the New York Stock Exchange under the symbol “MPT.” The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the New York Stock Exchange Composite Tape, and the dividends per share declared by us with respect to each such period.

	High	Low	Dividends
Year Ended December 31, 2025
First Quarter	$6.34	$3.51	$0.08
Second Quarter	6.09	4.25	0.08
Third Quarter	5.17	3.95	0.08
Fourth Quarter	5.82	4.80	0.09
Year Ended December 31, 2024
First Quarter	$5.16	$2.92	$—
Second Quarter	6.54	3.94	0.30
Third Quarter	6.55	3.92	0.08
Fourth Quarter	5.91	3.63	0.08

On February 23, 2026, the closing price for our common stock, as reported on the New York Stock Exchange, was $5.78 per share. As of February 23, 2026, there were 34 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

(b) Not applicable.

(c) Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2025:

Period	Total number of shares purchased(1) (in thousands)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs(2) (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2025-October 31, 2025	199	$5.01	—	$150,000
November 1, 2025-November 30, 2025	—	$—	—	$150,000
December 1, 2025-December 31, 2025	4,504	$5.20	4,504	$126,560
Total	4,703		4,504	$126,560

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
(2)
On October 28, 2025, the Board of Directors of the Company authorized a stock repurchase program for up to $150 million of common stock, par value $0.001 per share. The repurchase authorization expires December 31, 2026, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash.

The following graph provides a comparison of cumulative total stockholder returns for the period from December 31, 2020 through December 31, 2025, among us, the S&P 500 Index, MSCI U.S. REIT Index, and Dow Jones U.S. Real Estate Health Care Index. The stock performance graph assumes an investment of $100 in us and the three indices, and the reinvestment of dividends. The historical information below is not indicative of future performance.

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Medical Properties Trust, Inc.	100.00	114.26	58.27	29.00	25.74	34.80
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
MSCI U.S. REIT Index	100.00	143.06	108.00	122.84	133.59	137.53
Dow Jones U.S. Real Estate Health Care Index	100.00	116.24	90.83	103.43	133.58	181.61

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

We may make other loans to certain of our operators through our TRSs, which the operators use for working capital. Although it represents approximately 1% of our total assets at December 31, 2025, we consider our lending business an important element of our overall business strategy for two primary reasons: (1) it provides opportunities to make income-earning investments that could yield attractive risk-adjusted returns in an industry in which our management has expertise, and (2) by making debt capital available to certain qualified operators, we believe we create a competitive advantage for our company over other buyers of, and financing sources for, healthcare facilities.

At December 31, 2025, our portfolio (including real estate assets in joint ventures) consisted of 384 properties, of which 373 properties are leased or loaned to 52 operators, including facilities under development or in the form of mortgage loans.

The information set forth in this Item 7 is intended to provide readers with an understanding of our financial condition, changes in financial condition, and results of operations. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

	For the Years Ended December 31,
	2025	2024
	(In thousands except per share data)
OPERATING DATA
Total revenues	$972,022	$995,547
Expenses:
Interest	510,362	417,824
Real estate depreciation and amortization	265,405	447,657
Property-related	36,415	27,255
General and administrative	130,427	133,789
Total expenses	942,609	1,026,525
Other (expense) income:
Gain on sale of real estate	5,545	478,693
Real estate and other impairment charges, net	(193,947)	(1,825,402)
Earnings (loss) from equity interests	97,851	(366,642)
Debt refinancing and unutilized financing costs	(3,629)	(4,292)
Other (including fair value adjustments on securities)	(172,552)	(615,565)
Income tax expense	(38,618)	(44,101)
Net loss	(275,937)	(2,408,287)
Net income attributable to non-controlling interests	(1,112)	(1,984)
Net loss attributable to MPT common stockholders	$(277,049)	$(2,410,271)
Net loss attributable to MPT common stockholders per diluted share	$(0.46)	$(4.02)
Weighted-average shares outstanding — basic and diluted	600,892	600,248
OTHER DATA
Dividends declared per common share	$0.33	$0.46
FFO(1)	$183,924	$(1,400,123)
Normalized FFO(1)	$346,277	$482,705
Normalized FFO per share(1)	$0.58	$0.80
Cash paid for acquisitions and other related investments	$142,089	$105,618

	December 31,
	2025	2024
	(In thousands)
BALANCE SHEET DATA
Real estate assets — at cost	$12,751,022	$12,471,543
Real estate accumulated depreciation/amortization	(1,663,056)	(1,422,948)
Cash and cash equivalents	540,859	332,335
Investments in unconsolidated real estate joint ventures	1,399,777	1,156,397
Investments in unconsolidated operating entities	322,179	439,578
Other loans	186,292	109,175
Other	1,464,702	1,208,514
Total assets	$15,001,775	$14,294,594
Debt, net	$9,697,835	$8,848,112
Other liabilities	696,691	612,699

Total Medical Properties Trust, Inc. stockholders’ equity	4,606,195	4,832,729
Non-controlling interests	1,054	1,054
Total equity	4,607,249	4,833,783
Total liabilities and equity	$15,001,775	$14,294,594
(1)
See section titled “Non-GAAP Financial Measures” for an explanation of why these non-GAAP financial measures are useful along with a reconciliation to our GAAP earnings.

2025 Highlights

In 2025, our primary objectives were to manage our near-term debt maturities, securing as much value as possible while exiting our relationship with Prospect, restructuring our investments in Vibra, and continuing the ramp up of rents on the re-tenanted properties formerly leased to Steward. In regard to our near-term debt maturities, we made significant progress in refinancing our debt in 2025, clearing all debt maturities through June 30, 2027 (as we expect the revolving portion of our Credit Facility will be extended to June 2027), other than one issue of unsecured notes of €500 million due in October 2026 which we believe can be paid off with cash on-hand and/or availability under the revolving portion of our Credit Facility – see “Contractual Commitments” in Item 7 of this Annual Report on Form 10-K for further details of our debt maturity schedule.

See below for details of our 2025 activities:

•
Financing activities:
(1)
Repaid the remaining outstanding balance of the British pound sterling term loan due 2025 at maturity in January 2025 of £493 million, with a combination of cash on hand and available capacity under the revolving portion of our Credit Facility;
(2)
Completed a private notes offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032, proceeds of which were used to fund the redemption in full of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, including related accrued interest, fees and expenses. Remaining proceeds were used to pay down the revolving portion of our Credit Facility;
(3)
Concurrent with the notes offering, we amended our Credit Facility which, among other things, (i) modified certain financial covenants and eliminated others including the minimum consolidated tangible net worth covenant; (ii) lowered borrowing spreads from 300 basis points to 225 basis points; (iii) removed the limitation on the payment of dividends in cash of $0.08 per share in any fiscal quarter; and (iv) provided for the Credit Facility to be secured and guaranteed ratably with the newly issued secured notes – see Note 4 to Item 8 of this Annual Report on Form 10-K for more information regarding this amendment;
(4)
Provided notice that we plan to exercise both of our 6-month extension options such that the maturity of the revolving portion of our Credit Facility would move to June 30, 2027 (subject to the satisfaction of certain conditions, with the primary condition of not being in default at the time of each extension option date);
(5)
Replaced the €655 million secured debt in our MEDIAN joint venture on June 17, 2025, that was due on June 30, 2025, with a new €702.5 million nonrecourse, 10-year non-amortizing secured debt;
(6)
Entered into an at-the-market equity offering program (the "ATM Program") on August 11, 2025, which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%;
(7)
Our Board of Directors approved a stock repurchase program in October 2025 for up to $150 million, for which we acquired 4.5 million shares for $23.4 million in 2025; and
(8)
Increased our quarterly cash dividend by $0.01 to $0.09 per share as declared in November 2025.

•
Tenant and property activity:
(1)
As more fully described in “Significant Tenants” in Item 1 of this Annual Report on Form 10-K, Prospect filed for Chapter 11 bankruptcy on January 11, 2025. On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders. As part of the global settlement, we re-leased six California properties to NOR in December 2025. In addition, five of the remaining seven properties previously operated by Prospect have been sold to-date with the remaining two expected to be sold later in 2026.

We expect to receive our remaining investment of $61 million in 2026. With that said, Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we cannot assure you that we will be able to recover in full our remaining investment in Prospect as of December 31, 2025. In addition, the bankruptcy court approved an order for up to $70 million in additional advances which we may be required to fund. However, any funds advanced are expected to be secured by recoveries, if any, from causes of action owned by the debtor;

(2)
Completed a restructuring of our relationship with Vibra including entering into a new 20-year master lease agreement covering several properties, the acquisition of one post-acute property for $32 million, and the cash receipt of approximately $18 million for past obligations that we recognized as revenue in the 2025 fourth quarter. We plan to continue accounting for revenue from Vibra on a cash basis at this time;

(3)
Continued the ramp up of cash rents on the re-tenanted properties formerly operated by Steward. Through 2025, these new tenants are fully current on cash rents, except for three facilities in Ohio and Pennsylvania. Excluding these three facilities, the new tenants are currently paying 59% of contractual rents, which is expected to increase to 100% by the 2026 fourth quarter; and
(4)
Increased our investment in the Swiss Medical Network joint venture by approximately CHF 52 million, inclusive of a CHF 25 million short-term loan, in April 2025 to facilitate the acquisition of a Swiss general acute facility and repayment of debt.
•
Disposal transactions:

Completed the sale of nine facilities (including two former Steward-operated facilities that were being leased to College Health for nominal rent) along with certain ancillary land and facilities for aggregate cash proceeds of approximately $121 million, resulting in a gain on real estate of approximately $5.5 million.

Subsequent to December 31, 2025, the following activities took place:

(1)
Closed and funded the acquisition of one property in Germany for approximately €23 million to be leased to MEDIAN;
(2)
Sold one property previously leased to Vibra for $12 million, proceeds of which we received in 2025 in anticipation of such closing;
(3)
Seven additional entities in the U.K. were added to our U.K. REIT effective February 1, 2026, which we expect to result in an approximate $40 million one-time tax benefit in the first quarter of 2026;
(4)
Our Board of Directors approved a $0.09 dividend in February 2026 to be paid in April 2026; and
(5)
In conjunction with completing 20 years trading on the New York Stock Exchange, commenced trading under ticker symbol "MPT."

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
(3)
Sold our controlling interest in five Utah hospitals in April 2024 for an aggregate agreed valuation of approximately $1.2 billion to a newly formed joint venture with an institutional asset manager. We recognized a gain on sale of the real estate of approximately $380 million and retained an approximately 25% interest in the partnership valued initially at approximately $108 million. In conjunction with this transaction closing, the joint venture placed new non-recourse secured debt on the properties, providing $190 million of additional cash to us. In total, we received approximately $1.1 billion of cash proceeds from this transaction;
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
(2)
Funded and early discharged our British pound sterling secured term loan of approximately £105 million that was due in December 2024; and
(3)
Amended our Credit Facility in April and August 2024 which reduced revolving commitments thereunder from $1.8 billion to $1.28 billion and modified certain covenants, among other things – see Note 4 to Item 8 of this Annual Report on Form 10-K for more information regarding these amendments.
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
(4)
Completed a building improvement project on an existing general acute care facility in Idaho Falls, Idaho in October 2024 for a total amount of approximately $50 million and commenced collection of rent; and
(5)
Entered into a new forbearance and restructuring agreement in December 2024 with Vibra and received $10 million at the signing of this agreement for unpaid rent.
•
Selected as one of Newsweek’s Most Responsible Companies in 2024.

Critical Accounting Estimates

In order to prepare financial statements in conformity with GAAP in the U.S., we must make estimates about certain types of transactions and account balances. We believe that our estimates of the amount and timing of credit losses, fair value adjustments (either as part of a purchase price allocation, recurring accounting for those investments that we have elected the fair value option method, or impairment analyses), and periodic depreciation of our real estate assets, along with our assessment as to whether investments we make in certain businesses/entities should be consolidated with our results, have significant effects on our financial statements. Each of these items involves estimates that require us to make subjective judgments. We rely on our experience, collect historical and current market data, and develop relevant assumptions to arrive at what we believe to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to these critical accounting policies as described below. In addition, application of these critical accounting policies involves the exercise of judgment on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates. See Note 2 to Item 8 of this Annual Report on Form 10-K for more information regarding our accounting policies and recent accounting developments. Our critical accounting estimates include the following:

Credit Losses:

Losses from Rent Receivables: For our leases, we review tenant provided financial data and monitor the performance of our tenants in areas generally consisting of: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

Operating Lease Receivables: We utilize the information above along with the tenant's payment and default history in evaluating (on a lease-by-lease basis) whether or not lease payments are deemed probable of collection. If not deemed probable of collection, rent revenue, under lease accounting guidance, is constrained to the lower of 1) the revenue that would have been recognized if collection were probable and 2) the amount of lease payments received in cash.

Financing Lease Receivables: We apply a forward-looking “expected credit loss” model to all of our financing receivables, including financing leases. To do this, we group our financial instruments into two primary pools of similar credit risk: secured and unsecured. The secured instruments include our investments in financing receivables as all are secured by the underlying real estate, among other collateral. Within the two primary pools, we further group our instruments into sub-pools based on several tenant/borrower characteristics, including years of experience in the healthcare industry and in a particular market or region and overall capitalization. We then determine a credit loss percentage per pool based on our history over a period of time that closely matches the remaining terms of the financial instruments being analyzed and adjust as needed for current trends or unusual circumstances. We apply these credit loss percentages to the cost basis of the related instruments to establish a credit loss reserve on our financing lease receivables and such credit loss reserve (including the underlying assumptions) is reviewed and adjusted quarterly. If a financing receivable is underperforming and is deemed uncollectible based on the lessee’s overall financial condition, we will adjust the credit loss reserve based on the fair value of the underlying collateral.

We exclude interest receivables from the credit loss reserve model. Instead, such receivables are impaired and an allowance recorded when it is deemed probable that we will be unable to collect all amounts due. The need for an allowance is based upon our assessment of the lessee’s overall financial condition, economic resources and payment record, the prospects for support from any financially responsible guarantors, and, if appropriate, the realizable value of any collateral. Financing leases are placed on non-accrual status when we determine that the collectibility of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the financing lease on a cash basis, in which income is recognized only upon receipt of cash.

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are generally collateralized by interests in receivables and/or personal property and may include corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be reserved for/written-off once it is determined that such loan is no longer collectible.

Interest receivables on loans are excluded from the forward-looking credit loss reserve model; however, an allowance is recorded when it is deemed probable that we will be unable to collect all amounts due. Loans are placed on non-accrual status when we determine that the collectibility of contractual amounts is not reasonable assured. If on non-accrual status, we generally account for the loan on a cash basis, in which income is recognized only upon receipt of cash.

Investments in Real Estate: We maintain our investments in real estate at cost, and we capitalize improvements and replacements when they extend the useful life or improve the efficiency of the asset. While our tenants are generally responsible for all operating costs at a facility, in the event we incur costs of repairs and maintenance, we expense those costs as incurred. We compute depreciation using the straight-line method over the estimated useful lives of the assets, which at December 31, 2025, the weighted-average life is approximately 38.6 years for buildings and improvements.

When circumstances indicate a possible impairment of the value of our real estate investments, we review the recoverability of the facility’s carrying value. The review of the recoverability is generally based on our estimate of the future undiscounted cash flows from the facility’s use and eventual disposition. Our forecast of these cash flows considers factors such as expected future operating income, market and other applicable trends, and residual value, as well as the effects of leasing demand, competition, and other factors. If impairment exists due to the inability to recover the carrying value of a facility on an undiscounted basis, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the facility. In making estimates of fair value for purposes of impairment assessments, we will look to a number of sources including independent appraisals, available broker data, or our internal data from recent transactions involving similar properties in similar markets. Given the highly specialized aspects of our properties, no assurance can be given that future impairment charges will not be needed.

Acquired Real Estate Purchase Price Allocation: For properties acquired for operating leasing purposes, we currently account for such acquisitions based on asset acquisition accounting rules. Under this accounting method, we allocate the purchase price of acquired properties to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of fair value for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rents, capitalization, and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

We record above-market and below-market in-place lease values, if any, for the facilities we own which are based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. We amortize any resulting capitalized above-market lease values as a reduction of rental income over the lease term. We amortize any resulting capitalized below-market lease values as an increase to rental income over the lease term. Because our strategy to a large degree involves the origination and acquisition of long-term lease arrangements at market rates with independent parties, we do not expect the above-market or below-market in-place lease values to be significant for many of our transactions.

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

Other intangible assets acquired may include customer relationship intangible values, which are based on management’s evaluation of the specific characteristics of each prospective tenant’s lease and our overall relationship with that tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, and expectations of lease renewals, including those existing under the terms of the lease agreement, among other factors. At December 31, 2025, we have not assigned any value to customer relationship intangibles.

We amortize the value of lease intangibles to expense over the term of the respective leases, which have a weighted-average useful life of 28.2 years at December 31, 2025. If a lease is terminated early, the unamortized portion of the lease intangible is charged to expense, as was the case in 2023 with the re-leasing of the Utah properties to CommonSpirit as more fully described in Note 3 to Item 8 of this Annual Report on Form 10-K.

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2025. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings (loss) from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop Holdings S.à.r.l. (“Primotop”) (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

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

Fair Value Option Election: We elected to account for certain investments using the fair value option method, which means we mark these investments to fair market value on a recurring basis. At December 31, 2025, the fair value amount of investments recorded using the fair value option was less than $150 million made up of loans and equity investments (see Note 10 to Item 8 of this Annual Report on Form 10-K for additional details). Our loans are recorded at fair value based on Level 2 or Level 3 inputs by discounting the estimated cash flows using the market rates which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

For our equity investment in the international joint venture at December 31, 2025, fair value was determined based on Level 3 inputs, by using a market approach, which requires significant estimates of our investee such as projected revenue, expenses, and working capital and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuation of this investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuation requires management judgment due to the absence of quoted market prices. In regard to the underlying projections used in the discounted cash flow model, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry. See Note 10 to Item 8 of this Annual Report on Form 10-K for additional details.

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

We continually evaluate all of our transactions and investments to determine if they represent variable interests in a variable interest entity. If we determine that we have a variable interest in a variable interest entity, we then evaluate if we are the primary beneficiary of the variable interest entity. The evaluation is a qualitative assessment as to whether we have the ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. We consolidate each variable interest entity in which we, by virtue of or transactions with our investments in the entity, are considered to be the primary beneficiary. At December 31, 2025 and 2024, we determined that we were not the primary beneficiary of any variable interest entity in which we hold a variable interest because we do not control the activities (such as the day-to-day operations) that most significantly impact the economic performance of these entities.

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

See below for highlights of our sources and uses of cash for the past two years:

2025 Cash Flow Activity

We generated cash of approximately $231 million from operating activities during 2025, consisting of rent and interest along with distributions from our real estate joint ventures. Our 2025 operating cash flows were lower than the prior year primarily due to an approximately $38 million increase in interest paid in 2025 compared to 2024, partially offset by increases in cash received due to inflation based escalators in our leases, among other things. We used these operating cash flows, proceeds from the revolving portion of our Credit Facility, and proceeds from asset sales to fund our dividends and other investing activities.

See below for further details of these transactions along with additional liquidity activity in 2025:

a)
Repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and proceeds from the revolving portion of our Credit Facility;
b)
Completed a private offering in February 2025 of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to pay down the revolving portion of our Credit Facility by approximately $800 million;
c)
As more fully described in “Significant Tenants” in Item 1 of this Annual Report on Form 10-K, Prospect filed for Chapter 11 bankruptcy on January 11, 2025. On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders. In line with terms of this global settlement, we re-leased the six California properties to NOR in December 2025 pursuant to a 15-year lease with annual rents scheduled to ramp up to $45 million in December 2026. We expect to receive our remaining investment of $61 million in 2026. With that said, Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we cannot assure you that we will be able to recover in full our remaining investment in Prospect. In addition, the bankruptcy court approved an order for up to $70 million in additional advances which we may be required to fund. However, any funds advanced are expected to be secured by recoveries, if any, from causes of action owned by the debtor. At this time, we cannot predict with full certainty as to the amount or timing of such recoveries from these causes of action;
d)
Completed the sale of nine facilities (including two former Steward-operated facilities that were being leased to College Health for nominal rent) along with certain ancillary land and facilities for aggregate cash proceeds of approximately $121 million;
e)
Continued the ramp up of cash rents on the re-tenanted properties formerly operated by Steward. In 2025, these new tenants paid a total of approximately $53 million of rent, and through 2025, all were fully current on cash rents, except for three facilities in Ohio and Pennsylvania with annual rents of less than 1% of total revenues. Excluding these three facilities, the new tenants are currently paying 59% of contractual rents, and we expect this will increase to 100% by the 2026 fourth quarter;
f)
Increased our investment in the Swiss Medical Network joint venture by approximately CHF 52 million, inclusive of a CHF 25 million short-term loan, in April 2025 to facilitate the acquisition of a Swiss general acute facility and repayment of debt;
g)
Received approximately $63 million in dividends from our investments in real estate joint ventures in 2025, which is up overall from 2024 but dividends from our MEDIAN joint venture were lower than prior year as we replaced the €655 million secured debt with a less than 3% blended interest rate, on June 17, 2025, that was due on June 30, 2025, with a new €702.5 million nonrecourse, 10-year non-amortizing secured debt with a 5.1% fixed interest rate;
h)
Entered into an at-the-market equity offering program (the "ATM Program") on August 11, 2025, which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. There were no sales in 2025;
i)
Established a stock repurchase program in October 2025 for up to $150 million through December 31, 2026, under which we acquired 4.5 million shares for $23.4 million in 2025; and
j)
Completed a restructuring of our relationship with Vibra including entering into a new 20-year master lease agreement covering several properties, the acquisition of one post-acute property for $32 million, and the cash receipt of approximately $18 million for past obligations that we recognized as revenue in the 2025 fourth quarter.

Subsequent to December 31, 2025, the following events occurred:

a)
Closed and funded the acquisition of one property in Germany for approximately €23 million to be leased to MEDIAN;
b)
Sold one property previously leased to Vibra for $12 million, proceeds of which we received in 2025 in anticipation of such closing; and
c)
Our Board of Directors approved a $0.09 dividend in February 2026 to be paid in April 2026.

2024 Cash Flow Activity

We generated cash of approximately $245 million from operating activities during 2024, primarily consisting of rent and interest from mortgage and other loans and distributions from our real estate joint ventures. In addition to operating cash flows, we generated approximately $1.85 billion from the Utah Transaction and the sale of about 30 properties (as further discussed in Note 3 to Item 8 of this Annual Report on Form 10-K), along with approximately $130 million from the sale of our interest in the syndicated Priory term loan and remaining minority interest in Lifepoint Behavioral. In May 2024, we closed on a new secured term loan, generating proceeds of approximately $800 million. We used our operating cash flows, asset sale proceeds, and term loan proceeds to fund our investment activities and our dividends of $321 million, pay down over $1 billion of our revolving credit facility and £207 million (or $266 million) on our British pound sterling term loan due 2025, and to pay off both of our Australian term loan facility of A$470 million (or $306 million) and our British pound sterling secured term loan due 2024 of £105 million (or $134 million).

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
f)
completed the sale of Watsonville Community Hospital in Watsonville, California in October 2024 for proceeds of approximately $40 million, and two freestanding emergency department facilities in Texas for approximately $5 million. In addition, we received approximately $47 million in October 2024 from proceeds generated by the sale of three Space Coast properties as previously described in “Significant Tenants”; and
g)
reduced revolving commitments under our revolving credit facility from $1.8 billion to $1.28 billion as part of a series of amendments more fully described below under “Debt Amendments, Restrictions, and Covenant Compliance”.

Debt Amendments, Restrictions, and Covenant Compliance

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debt; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limits the amount of dividends we can pay as a percentage of normalized adjusted funds from operations ("NAFFO"), as defined in the agreements, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

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

On April 12, 2024, we amended the Credit Facility and certain other agreements to, among other things, (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) lower the maximum permitted secured leverage ratio from 40% to 25%, and (iii) waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024.

On August 6, 2024, we entered into an amendment to the Credit Facility and the British pound sterling term loan due 2025 to, among other things, (i) further reduce our maximum borrowing in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined below) and then to 225 basis points after the

Modified Covenant Period, and (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations.

The amendments also amended certain covenants from June 30, 2024 to September 30, 2025 (the “Modified Covenant Period”) at which point the credit agreement provided that covenants would automatically reset to their prior levels. The amendments also limited the payment of dividends in cash during the Modified Covenant Period to $0.08 per share in any fiscal quarter, but the amendments did not provide any additional restrictions on the payment of dividends outside of the Modified Covenant Period.

On February 13, 2025 and concurrent with the closing of our private notes offering discussed previously, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our 6-month extension options such that the maturity of the revolving portion of our Credit Facility would move to June 30, 2027 (subject to the satisfaction of certain conditions with the primary condition of not being in default at the time of each extension option date), (v) reset the interest rate to SOFR plus 225 basis points, (vi) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued in February 2025, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (which increases to 1.30:1.00 starting in March 2026).

As of December 31, 2025, we are in compliance with all financial and operating covenants.

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

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations, from the ramp up of cash rents from certain of the tenants that last year replaced Steward, and expected ramping up of rent revenue from the replacement tenant of the six Prospect California facilities. We would expect these rent and interest increases to outpace the higher interest cost from the 2025 refinancings.

At February 23, 2026, we only have €500 million of our 0.993% Senior Unsecured Notes due 2026 coming due in the next twelve months, as we have provided notice of our intent (and believe we will meet all conditions to do so) to extend the revolving portion of our Credit Facility to June 2027. In addition, we have liquidity of $1.0 billion (including cash on hand and availability under the $1.28 billion revolving portion of our Credit Facility). We believe this liquidity along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers and distributions from our joint venture arrangements is sufficient to fund our short-term liquidity requirements (including the payoff of the notes coming due in 2026 as discussed above).

However, as noted earlier, we have access to an ATM program for the sale of up to $500 million of our common stock, if needed.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with new investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments in real estate in the foreseeable future.

As described previously, we believe our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.0 billion at February 23, 2026, is enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we will need to look to other sources, which may include one or a combination of the following:

•
property sales and/or the monetization of a portion of our real estate joint ventures;
•
monetizing our investments in operators;

•
reducing our dividend (or moving to a stock dividend), while still complying with REIT requirements and Credit Facility covenants;
•
identifying and implementing cost reduction opportunities;
•
entering into additional secured loans on real estate;
•
extending the maturity or refinancing of our existing Credit Facility and other term loans;
•
entering into new bank term loans or issuing new USD, EUR, or GBP denominated debt securities; and
•
sale of equity securities (including through the use of our ATM program).

However, there is no assurance that conditions will be favorable for such possible transactions or that our plans will be successful.

Contractual Commitments

The following table summarizes known material contractual commitments including debt service commitments (principal and interest payments) as of February 23, 2026 (amounts in thousands):

Commitments (1)	2026		2027	2028	2029	2030	Thereafter	Total
Senior unsecured notes	$777,238	(2)	$1,602,949	$942,469	$1,003,062	$533,657	$1,322,750	$6,182,125
Senior secured notes	104,998		209,995	209,995	209,995	209,995	2,993,493	3,938,471
Revolving credit facility(3)	449,034		—	—	—	—	—	449,034
Term loan	11,200		206,055	—	—	—	—	217,255
British pound secured loan facility	58,582		58,582	58,743	58,582	58,582	998,232	1,291,303
Operating lease commitments(4)	6,004		6,495	6,640	6,637	6,666	164,275	196,717
Purchase obligations(5)	179,657		34,037	23,000	24,000	—	—	260,694
Totals	$1,586,713		$2,118,113	$1,240,847	$1,302,276	$808,900	$5,478,750	$12,535,599

(1)
We used the exchange rates at February 23, 2026 in preparing this table. For any variable rate debt, we have assumed that the interest rate in effect at February 23, 2026 remains in effect through maturity.
(2)
Includes the debt principal maturity on October 15, 2026 for €500 million.
(3)
As of February 23, 2026, we have a $1.28 billion revolving credit facility. This table assumes the balance outstanding under the revolver (which was approximately $440 million as of February 23, 2026) is due at initial maturity on June 30, 2026. However, as noted earlier, we can extend the revolver by up to one year, which we noticed the lenders of our plan to do so as part of our February 13, 2025 Credit Facility amendment. Such extension is at our election as long as certain conditions are met with the primary condition of not being in default at the time of each extension option date.
(4)
Much of our contractual obligations to make operating lease payments are related to ground leases for which we are reimbursed by our tenants along with corporate office and equipment leases.
(5)
Includes approximately $32 million of future expenditures related to development projects, $157 million of future expenditures on committed capital improvement projects (including the $60 million commitment to NOR for seismic purposes), and approximately $62 million of remaining amounts due to Prospect, per court order, that is secured by recovery, if any, from causes of action.

Results of Operations

Our operating results may vary significantly from year-to-year due to a variety of reasons including acquisitions made during the year, incremental revenues and expenses from acquisitions made in the prior year, revenues and expenses from completed development properties, property disposals, annual escalation provisions, cash rents received from cash basis tenants (particularly those that are in a period of ramp up), interest rate changes, foreign currency exchange rate changes, new or amended debt agreements, issuances of shares through an equity offering, impact from accounting changes, lease terminations/re-tenanting, etc. Thus, our operating results for the current year are not necessarily indicative of the results that may be expected in future years.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Net loss for the year ended December 31, 2025, was $(0.3) billion ($(0.46) per share) compared to net loss of $(2.4) billion ($(4.02) per share) for the year ended December 31, 2024. This change in net loss was primarily driven by a total of $2.8 billion of impairment charges and negative fair value adjustments in 2024 primarily related to Steward (including our Massachusetts-based partnership), Prospect (including our investment in PHP), and the international joint venture, whereas, we incurred approximately $340 million in 2025, primarily related to Prospect (including our investment in PHP). See below for further details of these charges and where reflected in the consolidated statements of net income. This change was partially offset by approximately $479 million of gains on real estate sales in 2024. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Non-GAAP Financial Measures” in this Item 7 of this Annual Report on Form 10-K), was $346 million for 2025, or $0.58 per share, as compared to $483 million, or $0.80 per share, for 2024. This 28% decrease in Normalized FFO is primarily due to lower revenues as a result of various disposals in 2024 and 2025, along with less cash revenue received from Steward and Prospect, and higher interest expense from our recent refinancing activities.

A comparison of revenues for the years ended December 31, 2025 and 2024 is as follows (dollar amounts in thousands):

	2025		2024		Change
Rent billed	$736,543	75.8%	$719,749	72.3%	$16,794
Straight-line rent	152,163	15.6%	163,414	16.4%	(11,251)
Income from financing leases	39,735	4.1%	63,651	6.4%	(23,916)
Interest and other income	43,581	4.5%	48,733	4.9%	(5,152)
Total revenues	$972,022	100.0%	$995,547	100.0%	$(23,525)

Our total revenues for 2025 decreased by $24 million or 2.4% over the prior year. This change is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) — up $5.5 million from the prior year, primarily due to $55 million of operating lease revenue earned from the retenanting of the former Steward-operated facilities, an increase of $13.6 million due to increases in CPI above the contractual minimum escalations in our leases, $13.4 million of favorable foreign currency fluctuations, approximately $20 million more cash received from other cash-basis tenants (including approximately $18 million received from Vibra in the 2025 fourth quarter for past obligations), and a $2.4 million increase due to the completion of capital addition and development projects in 2024 and 2025. This increase was partially offset by approximately $66 million less operating lease revenue due to property sales in 2024 and 2025 and $33 million from rent collected from Steward in 2024 (none in 2025).

See Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more details regarding the transaction activity above.

•
Income from financing leases — down $23.9 million primarily due to not receiving any cash rent from Prospect (cash-basis tenant) in 2025, whereas we received $25 million of rent for this tenant in 2024. This decrease was partially offset by approximately $1 million from the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income — down $5.2 million from the prior year due to the following:
o
Interest from loans — down $3.8 million, primarily due to an approximate $5.1 million decrease from the sale of our interest in the Priory syndicated term loan in the first quarter of 2024 and other loan payoffs, including the Prime mortgage loan that was repaid on August 29, 2024 (as further described in Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K) and approximately $5.2 million less interest received from cash-basis tenants in 2025 compared to 2024, partially offset by approximately $3.8 million of additional revenue from the funding of new loans and $2.5 million of higher income from annual escalations due to increases in CPI.
o
Other income — down $1.4 million from the prior year as we had less direct reimbursements from our cash- basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for 2025 and 2024 totaled $510.4 million and $417.8 million, respectively. This increase is primarily related to higher interest from our February 2025 debt refinancing activities (see Note 4 to the consolidated financial statements for further details), partially offset by lower interest expense from the decrease in average borrowings on our Credit Facility in 2025, compared to 2024, along with the payoff of our £493 million British pound sterling term loan in the first quarter of 2025. Overall, our weighted-average interest rate was 5.2% for 2025, compared to 4.3% for 2024.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during 2025 decreased to $265.4 million from $447.7 million in 2024 primarily due to $170 million of additional amortization expense recorded in 2024 primarily to fully amortize the intangibles associated with two master leases, including the Steward master lease that was terminated effective September 11, 2024. The remaining decrease is due to the sale of various properties in 2024 and 2025.

Property-related

Property-related expenses for 2025 increased to $36.4 million, compared to $27.3 million in 2024. Of the property expenses in 2025 and 2024, approximately $12.3 million and $13.7 million, respectively, represents costs (primarily property taxes and insurance premiums) that were reimbursed by our tenants and included in the “Interest and other income” line on our consolidated statements of net income. The remaining non-reimbursed property expenses are higher year-over-year primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses was $130.4 million in 2025, compared to $133.8 million in 2024 as share-based compensation expense declined to $25.7 million in 2025, compared to $32.9 million in 2024. The decrease in share-based compensation expense is primarily due to the $10.9 million adjustment from changes in estimated payouts of certain performance awards.

As more fully described in Note 7 to Item 8 of this Annual Report on Form 10-K, we have certain performance awards granted in 2025 and 2024 that have cash-settlement features. Awards that can be cash settled are required to be adjusted each quarter to fair value in determining share-based compensation expense; whereas, an award without cash settlement features (which is our typical award structure) are expensed based on the grant date fair value. Although we did not have significant fluctuations in expense year-over-year from these awards, we did have significant volatility from quarter to quarter and would expect further volatility in future years until the service period for these awards ends.

Gain on Sale of Real Estate

During 2025, the gain on sale of real estate of $5.5 million primarily related to the disposal of nine properties. During 2024, the gain on sale of real estate of $478.7 million primarily related to the disposal of five Prime facilities, the sale of a 75% interest in five Utah facilities as part of the Utah Transaction, and the sale of eight Dignity Health facilities and 11 UCHealth facilities. See Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more details regarding these disposals.

Real Estate and Other Impairment Charges, Net

In 2025, we recognized $193.9 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia, as well as, ongoing property taxes and other obligations not paid by our cash basis tenants. In 2024, we recognized $1.8 billion of real estate and other impairment charges and negative fair value adjustments, primarily associated with our investments in Steward, Prospect, and the international joint venture. See Note 3 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information about these charges.

Earnings (loss) from Equity Interests

Earnings from equity interests was $97.9 million for 2025, compared to a loss of ($366.6) million in 2024. This increase is primarily due to the $410 million charge in the second quarter of 2024 associated with the real estate impairment in our Massachusetts-based partnership with Macquarie. In addition, our share of income increased year-over-year in the Utah partnership that was formed in the 2024 second quarter by approximately $48.7 million, as prior year only included three months of activity versus a full year in 2025 and the year ended December 31, 2025 included approximately $49 million of positive fair value adjustments (primarily real estate related) compared to $6.9 million in 2024. Finally, our share of income in the MEDIAN joint venture increased by approximately $7.4 million year-over-year, primarily driven by the $13 million deferred tax benefit from the reduction in future German tax rates, partially offset by higher interest expense from the refinancing in 2025.

Debt Refinancing and Unutilized Financing Costs

Debt refinancing and unutilized financing costs were $3.6 million for 2025. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior

Unsecured Notes due 2026. For 2024, we incurred $4.3 million as a result of the reduction in revolving commitments under our Credit Facility and partial paydown of our British pound sterling term loan due 2025.

Other (Including Fair Value Adjustments on Securities)

Other expense for 2025 was $172.6 million, compared to $615.6 million in the prior year. We recognized approximately $147 million of unfavorable fair value adjustments to our investment in PHP Holdings in 2025, compared to approximately $550 million of unfavorable fair value adjustments in 2024. In addition, we incurred approximately $13.5 million in 2025 of legal and other professional expenses associated with the Prospect and Steward bankruptcies and responding to certain defamatory statements published by certain parties, among other things, compared to $51.3 million in 2024. We also incurred a $7.8 million economic loss in 2024 from the sale of our interest in the Priory syndicated term loan.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $38.6 million of income tax expense for 2025 is primarily based on the income generated by our investments in the U.K. and Germany and is less than the $44.1 million of income tax expense in 2024 due to $5 million of additional tax expense in the second quarter of 2024 as a result of the gain on the interest rate swap associated with the internal restructuring of the British pound sterling term loan due 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $490 million should be reflected against certain of our international and domestic net deferred tax assets at December 31, 2025. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned. For more detailed information, see Note 5 to Item 8 of this Annual Report on Form 10-K.

Subsequent to December 31, 2025, we moved seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. With this move, we plan to adjust the deferred tax liabilities associated with these entities, which we expect will result in an approximate $40 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT.

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

The following table presents a reconciliation of net loss attributable to MPT common stockholders to FFO and Normalized FFO for the years ended December 31, 2025 and 2024 (in thousands except per share data):

	For the Years Ended December 31,
	2025	2024
FFO Information
Net loss attributable to MPT common stockholders	$(277,049)	$(2,410,271)
Participating securities’ share in earnings	(889)	(946)
Net loss, less participating securities’ share in earnings	$(277,938)	$(2,411,217)
Depreciation and amortization	322,712	509,524
Gain on sale of real estate	(6,200)	(478,693)
Real estate impairment charges	145,350	980,263
Funds from operations	$183,924	$(1,400,123)
Other impairment charges, net	59,651	1,258,443
Litigation, bankruptcy and other costs	13,477	51,308
Share-based compensation (fair value adjustments) (1)	(10,259)	—
Non-cash fair value adjustments	106,442	563,666
Tax rate changes and other	(11,231)	5,119
Debt refinancing and unutilized financing costs	4,273	4,292
Normalized funds from operations	$346,277	$482,705
Per diluted share data
Net loss, less participating securities’ share in earnings	$(0.46)	$(4.02)
Depreciation and amortization	0.54	0.86
Gain on sale of real estate	(0.01)	(0.80)
Real estate impairment charges	0.24	1.63
Funds from operations	$0.31	$(2.33)
Other impairment charges, net	0.10	2.08
Litigation, bankruptcy and other costs	0.02	0.09
Share-based compensation (fair value adjustments) (1)	(0.02)	—
Non-cash fair value adjustments	0.18	0.94
Tax rate changes and other	(0.02)	0.01
Debt refinancing and unutilized financing costs	0.01	0.01
Normalized funds from operations	$0.58	$0.80

(1)
Total share-based compensation expense for GAAP purposes was $25.7 million and $33.0 million for the years ended December 31, 2025 and 2024, respectively, (including the impact from changes in estimated payouts of performance awards and fair value adjustments on certain awards that are to be settled in cash). Cash-settled awards are recorded in accordance with GAAP at fair value and measured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, normalized FFO reflects $10.3 million of additional expense in 2025 to arrive at total share-based compensation expense of $36.0 million for the year ended December 31, 2025 using grant date fair value for all awards (including cash-settled awards) and removing the positive impact in the period from the change in estimate of the payout of our 2023 performance award.

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

The table below is a summary of our distributions declared (and paid in cash) during the three year period ended December 31, 2025:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
November 17, 2025	December 11, 2025	January 8, 2026	$0.09
August 14, 2025	September 11, 2025	October 9, 2025	$0.08
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15
April 12, 2024	April 22, 2024	May 1, 2024	$0.15
November 9, 2023	December 7, 2023	January 11, 2024	$0.15
August 21, 2023	September 14, 2023	October 12, 2023	$0.15
April 27, 2023	June 15, 2023	July 13, 2023	$0.29
February 16, 2023	March 16, 2023	April 13, 2023	$0.29

On February 12, 2026, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.09 per share of common stock to be paid on April 9, 2026, to shareholders of record on March 12, 2026.

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

In addition, the value of our facilities are subject to fluctuations based on changes in local and regional economic conditions and changes in the ability of our tenants to generate profits.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At December 31, 2025, our outstanding debt totaled $9.8 billion (excluding debt issue costs and discounts), which consisted of fixed-rate debt of approximately $9.0 billion and variable rate debt of $0.8 billion. If market interest rates increase or decrease by 10%, the fair value of our debt at December 31,

2025 would decrease or increase by approximately $220 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.1 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.8 billion, the balance of such variable rate debt at December 31, 2025.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2025 results, a 10% increase or decrease in exchange rates would decrease or increase our net loss by $8.1 million.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Properties Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Medical Properties Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of net income, of comprehensive loss, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the carrying value of the Company’s real estate investments was $10.5 billion as of December 31, 2025, including land, buildings and improvements net of accumulated depreciation and intangible assets net of accumulated amortization. Management reviews real estate investments for impairment when events and circumstances indicate that the assets may not be recoverable. Management analyzes recoverability by comparing the carrying value of the real estate assets to a probability-weighted set of estimated undiscounted cash flows to be generated by those assets, including an estimated liquidation amount, during the expected holding periods. Assumptions used in determining undiscounted cash flows may include, but are not limited to, market rental rates, capitalization rates, and holding periods. If the recoverability analysis indicates that the carrying value of the real estate asset is greater than the expected future undiscounted cash flows, impairment losses are measured as the difference between carrying value and fair value of the assets. Estimated future cash flows used in such analysis are based on the Company’s plans for the real estate asset and their view of market economic conditions. Assumptions used in determining fair value may include, but are not limited to, market rental rates, discount rates, and capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the undiscounted cash flows to be generated by the assets, and developing the fair value estimate, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to evaluating management’s undiscounted cash flows to be generated by the assets and significant assumptions related to market rental rates and the holding period used in developing the undiscounted cash flows, and the market rental rates and capitalization rates, used in the fair value estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment assessment, including controls over the development of the undiscounted cash flows to be generated by the assets and fair value estimate. These procedures also included, among others, (i) testing management’s process for developing the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of real estate investments, (ii) evaluating the appropriateness of the undiscounted cash flows and direct capitalization models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market rental rates and holding period used in the undiscounted cash flow model and the market rental rates and capitalization rates used in the direct capitalization model. Evaluating management's assumptions related to market rental rates, capitalization rates and holding period involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2026

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Partners of MPT Operating Partnership, L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MPT Operating Partnership, L.P. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of net income, of comprehensive loss, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessment of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the carrying value of the Company’s real estate investments was $10.5 billion as of December 31, 2025, including land, buildings and improvements net of accumulated depreciation and intangible assets net of accumulated amortization. Management reviews real estate investments for impairment when events and circumstances indicate that the assets may not be recoverable. Management analyzes recoverability by comparing the carrying value of the real estate assets to a probability-weighted set of estimated undiscounted cash flows to be generated by those assets, including an estimated liquidation amount, during the expected holding periods. Assumptions used in determining undiscounted cash flows may include, but are not limited to, market rental rates, capitalization rates, and holding periods. If the recoverability analysis indicates that the carrying value of the real estate asset is greater than the expected future undiscounted cash flows, impairment losses are measured as the difference between carrying value and fair value of the assets. Estimated future cash flows used in such analysis are based on the Company’s plans for the real estate asset and their view of market economic conditions. Assumptions used in determining fair value may include, but are not limited to, market rental rates, discount rates, and capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the undiscounted cash flows to be generated by the assets, and developing the fair value estimate, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures related to evaluating management’s undiscounted cash flows to be generated by the assets and significant assumptions related to market rental rates and the holding period used in developing the undiscounted cash flows, and the market rental rates and capitalization rates, used in the fair value estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s impairment assessment, including controls over the development of the undiscounted cash flows to be generated by the assets and fair value estimate. These procedures also included, among others, (i) testing management’s process for developing the estimated future undiscounted cash flows and for developing the fair value used in the impairment assessment of real estate investments, (ii) evaluating the appropriateness of the undiscounted cash flows and direct capitalization models, (iii) testing the completeness and accuracy of underlying data used in the models, and (iv) evaluating the reasonableness of the significant assumptions used by management related to the market rental rates and holding period used in the undiscounted cash flow model and the market rental rates and capitalization rates used in the direct capitalization model. Evaluating management's assumptions related to market rental rates, capitalization rates and holding period involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market data and comparable transactions.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 26, 2026

We have served as the Company’s auditor since 2008.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
	(Amounts in thousands, except for per share data)
ASSETS
Real estate assets
Land	$1,790,154	$1,607,869
Buildings and improvements	9,543,162	8,847,892
Intangible lease assets	872,371	804,081
Investment in financing leases	421,684	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	123,651	119,912
Gross investment in real estate assets	12,751,022	12,471,543
Accumulated depreciation	(1,438,594)	(1,221,644)
Accumulated amortization	(224,462)	(201,304)
Net investment in real estate assets	11,087,966	11,048,595
Cash and cash equivalents	540,859	332,335
Interest and rent receivables	19,210	36,327
Straight-line rent receivables	881,452	700,783
Investments in unconsolidated real estate joint ventures	1,399,777	1,156,397
Investments in unconsolidated operating entities	322,179	439,578
Other loans	186,292	109,175
Other assets	564,040	471,404
Total Assets	$15,001,775	$14,294,594
LIABILITIES AND EQUITY
Liabilities
Debt, net	$9,697,835	$8,848,112
Accounts payable and accrued expenses	549,105	454,209
Deferred revenue	19,289	29,445
Obligations to tenants and other lease liabilities	128,297	129,045
Total Liabilities	10,394,526	9,460,811
Commitments and Contingencies
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 597,008 shares at December 31, 2025 and 600,403 shares at December 31, 2024	597	600
Additional paid-in capital	8,573,396	8,584,917
Retained deficit	(4,136,011)	(3,658,516)
Accumulated other comprehensive income (loss)	168,213	(94,272)
Total Medical Properties Trust, Inc. stockholders’ equity	4,606,195	4,832,729
Non-controlling interests	1,054	1,054
Total Equity	4,607,249	4,833,783
Total Liabilities and Equity	$15,001,775	$14,294,594

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except for per share data)
Revenues
Rent billed	$736,543	$719,749	$803,375
Straight-line rent	152,163	163,414	(127,894)
Income from financing leases	39,735	63,651	127,141
Interest and other income	43,581	48,733	69,177
Total revenues	972,022	995,547	871,799
Expenses
Interest	510,362	417,824	411,171
Real estate depreciation and amortization	265,405	447,657	603,360
Property-related	36,415	27,255	41,567
General and administrative	130,427	133,789	145,588
Total expenses	942,609	1,026,525	1,201,686

Other (expense) income
Gain (loss) on sale of real estate	5,545	478,693	(1,815)
Real estate and other impairment charges, net	(193,947)	(1,825,402)	(376,907)
Earnings (loss) from equity interests	97,851	(366,642)	13,967
Debt refinancing and unutilized financing (costs) benefit	(3,629)	(4,292)	285
Other (including fair value adjustments on securities)	(172,552)	(615,565)	7,586
Total other expense	(266,732)	(2,333,208)	(356,884)

Loss before income tax	(237,319)	(2,364,186)	(686,771)
Income tax (expense) benefit	(38,618)	(44,101)	130,679

Net loss	(275,937)	(2,408,287)	(556,092)
Net income attributable to non-controlling interests	(1,112)	(1,984)	(384)
Net loss attributable to MPT common stockholders	$(277,049)	$(2,410,271)	$(556,476)
Earnings per common share — basic and diluted
Net loss attributable to MPT common stockholders	$(0.46)	$(4.02)	$(0.93)
Weighted average shares outstanding — basic	600,892	600,248	598,518
Weighted average shares outstanding — diluted	600,892	600,248	598,518

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Other comprehensive (loss) income:
Unrealized loss on interest rate hedges, net of tax	(4,208)	(20,779)	(34,932)
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	—	(18,926)	(28,553)
Foreign currency translation gain (loss)	266,693	(97,068)	162,680
Reclassification of foreign currency translation loss from AOCI to earnings	—	—	2,490
Total comprehensive loss	(13,452)	(2,545,060)	(454,407)
Comprehensive income attributable to non-controlling interests	(1,112)	(1,984)	(384)
Comprehensive loss attributable to MPT common stockholders	$(14,564)	$(2,547,044)	$(454,791)

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Years Ended December 31, 2025, 2024 and 2023

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	—	$—	597,476	$597	$8,535,140	$116,285	$(59,184)	$1,569	$8,594,407
Net (loss) income	—	—	—	—	—	(556,476)	—	384	(556,092)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	—	—	2,490	—	2,490
Stock vesting and amortization of stock-based compensation	—	—	2,457	2	33,248	—	—	—	33,250
Stock vesting - satisfaction of tax withholdings	—	—	(942)	—	(8,079)	—	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,063)	(1,063)
Dividends declared ($0.88 per common share)	—	—	—	—	—	(531,618)	—	—	(531,618)
Balance at December 31, 2023	—	$—	598,991	$599	$8,560,309	$(971,809)	$42,501	$2,265	$7,633,865
Net (loss) income	—	—	—	—	—	(2,410,271)	—	1,984	(2,408,287)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(20,779)	—	(20,779)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	—	—	(18,926)	—	(18,926)
Foreign currency translation loss	—	—	—	—	—	—	(97,068)	—	(97,068)
Stock vesting and amortization of stock-based compensation	—	—	2,173	2	28,412	—	—	—	28,414
Stock vesting - satisfaction of tax withholdings	—	—	(761)	(1)	(3,804)	—	—	—	(3,805)
Acquisitions of non-controlling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,695)	(1,695)
Dividends declared ($0.46 per common share)	—	—	—	—	—	(276,436)	—	—	(276,436)
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(277,049)	—	1,112	(275,937)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,208)	—	(4,208)
Foreign currency translation gain	—	—	—	—	—	—	266,693	—	266,693
Stock vesting and amortization of stock-based compensation	—	—	1,639	2	15,116	—	—	—	15,118
Stock vesting - satisfaction of tax withholdings	—	—	(529)	—	(2,474)	—	—	—	(2,474)
Repurchase of common stock	—	—	(4,505)	(5)	(23,436)	—	—	—	(23,441)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,112)	(1,112)
Offering costs	—	—	—	—	(727)	—	—	—	(727)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(200,446)	—	—	(200,446)
Balance at December 31, 2025	—	$—	597,008	$597	$8,573,396	$(4,136,011)	$168,213	$1,054	$4,607,249

See accompanying notes to consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Operating activities
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	272,817	453,749	616,127
Amortization of deferred financing costs and debt discount	26,283	17,348	15,775
Straight-line rent revenue and other	(158,172)	(172,765)	(233,703)
Stock-based compensation	25,746	32,976	33,250
(Gain) loss on sale of real estate	(5,545)	(478,693)	1,815
Real estate and other impairment charges, net	193,947	1,825,402	376,907
Equity interest real estate impairment	—	410,790	—
Straight-line rent and other write-off	11,054	2,514	649,911
Debt refinancing and unutilized financing costs (benefit)	3,629	4,292	(285)
Tax rate changes and other	(11,231)	5,119	(167,332)
Non-cash fair value adjustments	106,442	563,666	(34,157)
Non-cash revenue from debt and equity securities received	—	—	(81,706)
Other adjustments	7,580	4,975	10,287
Changes in:
Interest and rent receivables	7,111	2,778	(141,729)
Other assets	14,971	(36,109)	13,750
Accounts payable and accrued expenses	21,680	23,481	(4,599)
Deferred revenue	(9,608)	(5,753)	7,567
Net cash provided by operating activities	230,767	245,483	505,786
Investing activities
Cash paid for acquisitions and other related investments	(142,089)	(105,618)	(235,187)
Net proceeds from sale of real estate	120,550	1,854,077	897,500
Principal received from sale and repayment of loans receivable	116,309	214,416	501,630
Investment in loans receivable	(205,752)	(420,324)	(250,223)
Construction in progress and other	(80,003)	(79,788)	(114,425)
Proceeds from sale and return of equity investments	—	11,656	12,430
Capital additions and other investments, net	(73,753)	(156,078)	(294,167)
Net cash (used for) provided by investing activities	(264,738)	1,318,341	517,558
Financing activities
Proceeds from term debt	2,512,970	804,188	—
Payments of term debt	(2,252,731)	(701,809)	(988,162)
Revolving credit facilities, net	241,530	(1,131,312)	567,910
Dividends paid	(193,259)	(321,080)	(615,390)
Lease deposits and other obligations to tenants	(3,202)	2,237	10,139
Offering costs	(727)	—	—
Repurchase of common stock	(23,441)	—	—
Stock vesting - satisfaction of tax withholdings	(2,474)	(3,805)	(8,079)
Payment of debt refinancing and deferred financing costs and other financing activities	(50,585)	(127,798)	13,255
Net cash provided by (used for) financing activities	228,081	(1,479,379)	(1,020,327)
Increase in cash, cash equivalents, and restricted cash for the year	194,110	84,445	3,017
Effect of exchange rate changes	14,712	(5,224)	11,397
Cash, cash equivalents, and restricted cash at beginning of year	335,173	255,952	241,538
Cash, cash equivalents, and restricted cash at end of year	$543,995	$335,173	$255,952
Interest paid, including capitalized interest of $12,920 in 2025, $7,642 in 2024, and $14,178 in 2023	$458,225	$420,315	$406,141
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	50,000	—	722,814
Lease incentive provided	50,000	—	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$55,351	$48,164	$92,808
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016	$235,668
Restricted cash, included in Other assets	2,838	5,936	5,870
	$335,173	$255,952	$241,538
End of period:
Cash and cash equivalents	$540,859	$332,335	$250,016
Restricted cash, included in Other assets	3,136	2,838	5,936
	$543,995	$335,173	$255,952

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
	(Amounts in thousands, except for per unit data)
ASSETS
Real estate assets
Land	$1,790,154	$1,607,869
Buildings and improvements	9,543,162	8,847,892
Intangible lease assets	872,371	804,081
Investment in financing leases	421,684	1,057,770
Real estate held for sale	—	34,019
Mortgage loans	123,651	119,912
Gross investment in real estate assets	12,751,022	12,471,543
Accumulated depreciation	(1,438,594)	(1,221,644)
Accumulated amortization	(224,462)	(201,304)
Net investment in real estate assets	11,087,966	11,048,595
Cash and cash equivalents	540,859	332,335
Interest and rent receivables	19,210	36,327
Straight-line rent receivables	881,452	700,783
Investments in unconsolidated real estate joint ventures	1,399,777	1,156,397
Investments in unconsolidated operating entities	322,179	439,578
Other loans	186,292	109,175
Other assets	564,040	471,404
Total Assets	$15,001,775	$14,294,594
LIABILITIES AND CAPITAL
Liabilities
Debt, net	$9,697,835	$8,848,112
Accounts payable and accrued expenses	493,364	405,655
Deferred revenue	19,289	29,445
Obligations to tenants and other lease liabilities	128,297	129,045
Payable due to Medical Properties Trust, Inc.	55,351	48,164
Total Liabilities	10,394,136	9,460,421
Commitments and Contingencies
Capital
General Partner — issued and outstanding — 5,972 units at December 31, 2025 and 6,006 units at December 31, 2024	44,457	49,348
Limited Partners — issued and outstanding — 591,036 units at December 31, 2025 and 594,397 units at December 31, 2024	4,393,915	4,878,043
Accumulated other comprehensive income (loss)	168,213	(94,272)
Total MPT Operating Partnership, L.P. capital	4,606,585	4,833,119
Non-controlling interests	1,054	1,054
Total Capital	4,607,639	4,834,173
Total Liabilities and Capital	$15,001,775	$14,294,594

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Net Income

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except for per unit data)
Revenues
Rent billed	$736,543	$719,749	$803,375
Straight-line rent	152,163	163,414	(127,894)
Income from financing leases	39,735	63,651	127,141
Interest and other income	43,581	48,733	69,177
Total revenues	972,022	995,547	871,799
Expenses
Interest	510,362	417,824	411,171
Real estate depreciation and amortization	265,405	447,657	603,360
Property-related	36,415	27,255	41,567
General and administrative	130,427	133,789	145,588
Total expenses	942,609	1,026,525	1,201,686

Other (expense) income
Gain (loss) on sale of real estate	5,545	478,693	(1,815)
Real estate and other impairment charges, net	(193,947)	(1,825,402)	(376,907)
Earnings (loss) from equity interests	97,851	(366,642)	13,967
Debt refinancing and unutilized financing (costs) benefit	(3,629)	(4,292)	285
Other (including fair value adjustments on securities)	(172,552)	(615,565)	7,586
Total other expense	(266,732)	(2,333,208)	(356,884)

Loss before income tax	(237,319)	(2,364,186)	(686,771)
Income tax (expense) benefit	(38,618)	(44,101)	130,679

Net loss	(275,937)	(2,408,287)	(556,092)
Net income attributable to non-controlling interests	(1,112)	(1,984)	(384)
Net loss attributable to MPT Operating Partnership partners	$(277,049)	$(2,410,271)	$(556,476)
Earnings per unit — basic and diluted
Net loss attributable to MPT Operating Partnership partners	$(0.46)	$(4.02)	$(0.93)
Weighted average units outstanding — basic	600,892	600,248	598,518
Weighted average units outstanding — diluted	600,892	600,248	598,518

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Other comprehensive (loss) income:
Unrealized loss on interest rate hedges, net of tax	(4,208)	(20,779)	(34,932)
Reclassification of interest rate hedges gain from AOCI to earnings, net of tax	—	(18,926)	(28,553)
Foreign currency translation gain (loss)	266,693	(97,068)	162,680
Reclassification of foreign currency translation loss from AOCI to earnings	—	—	2,490
Total comprehensive loss	(13,452)	(2,545,060)	(454,407)
Comprehensive income attributable to non-controlling interests	(1,112)	(1,984)	(384)
Comprehensive loss attributable to MPT Operating Partnership partners	$(14,564)	$(2,547,044)	$(454,791)

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Capital

For the Years Ended December 31, 2025, 2024 and 2023

	General		Limited		Accumulated
	Partner		Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive (Loss) Income	Controlling Interests	Total Capital
Balance at December 31, 2022	5,976	$86,599	591,500	$8,565,813	$(59,184)	$1,569	$8,594,797
Net (loss) income	—	(5,564)	—	(550,912)	—	384	(556,092)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(34,932)	—	(34,932)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(28,553)	—	(28,553)
Foreign currency translation gain	—	—	—	—	162,680	—	162,680
Reclassification of foreign currency translation loss to earnings	—	—	—	—	2,490	—	2,490
Unit vesting and amortization of unit-based compensation	25	332	2,432	32,918	—	—	33,250
Unit vesting - satisfaction of tax withholdings	(10)	(81)	(932)	(7,998)	—	—	(8,079)
Issuance of non-controlling interests	—	—	—	—	—	1,375	1,375
Distributions to non-controlling interests	—	—	—	—	—	(1,063)	(1,063)
Distributions declared ($0.88 per unit)	—	(5,317)	—	(526,301)	—	—	(531,618)
Balance at December 31, 2023	5,991	$75,969	593,000	$7,513,520	$42,501	$2,265	$7,634,255
Net (loss) income	—	(24,102)	—	(2,386,169)	—	1,984	(2,408,287)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(20,779)	—	(20,779)
Reclassification of interest rate hedge gain to earnings, net of tax	—	—	—	—	(18,926)	—	(18,926)
Foreign currency translation loss	—	—	—	—	(97,068)	—	(97,068)
Unit vesting and amortization of unit-based compensation	23	285	2,150	28,129	—	—	28,414
Unit vesting - satisfaction of tax withholdings	(8)	(39)	(753)	(3,766)	—	—	(3,805)
Acquisitions of non-controlling interests	—	—	—	—	—	(1,500)	(1,500)
Distributions to non-controlling interests	—	—	—	—	—	(1,695)	(1,695)
Distributions declared ($0.46 per unit)	—	(2,765)	—	(273,671)	—	—	(276,436)
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(2,771)	—	(274,278)	—	1,112	(275,937)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,208)	—	(4,208)
Foreign currency translation gain	—	—	—	—	266,693	—	266,693
Unit vesting and amortization of unit-based compensation	17	151	1,622	14,967	—	—	15,118
Unit vesting - satisfaction of tax withholdings	(6)	(25)	(523)	(2,449)	—	—	(2,474)
Repurchase of units	(45)	(234)	(4,460)	(23,207)	—	—	(23,441)
Distributions to non-controlling interests	—	—	—	—	—	(1,112)	(1,112)
Offering costs	—	(7)	—	(720)	—	—	(727)
Distributions declared ($0.33 per unit)	—	(2,005)	—	(198,441)	—	—	(200,446)
Balance at December 31, 2025	5,972	$44,457	591,036	$4,393,915	$168,213	$1,054	$4,607,639

See accompanying notes to consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Operating activities
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	272,817	453,749	616,127
Amortization of deferred financing costs and debt discount	26,283	17,348	15,775
Straight-line rent revenue and other	(158,172)	(172,765)	(233,703)
Unit-based compensation	25,746	32,976	33,250
Gain (loss) on sale of real estate	(5,545)	(478,693)	1,815
Real estate and other impairment charges, net	193,947	1,825,402	376,907
Equity interest real estate impairment	—	410,790	—
Straight-line rent and other write-off	11,054	2,514	649,911
Debt refinancing and unutilized financing costs (benefit)	3,629	4,292	(285)
Tax rate changes and other	(11,231)	5,119	(167,332)
Non-cash fair value adjustments	106,442	563,666	(34,157)
Non-cash revenue from debt and equity securities received	—	—	(81,706)
Other adjustments	7,580	4,975	10,287
Changes in:
Interest and rent receivables	7,111	2,778	(141,729)
Other assets	14,971	(36,109)	13,750
Accounts payable and accrued expenses	21,680	23,481	(4,599)
Deferred revenue	(9,608)	(5,753)	7,567
Net cash provided by operating activities	230,767	245,483	505,786
Investing activities
Cash paid for acquisitions and other related investments	(142,089)	(105,618)	(235,187)
Net proceeds from sale of real estate	120,550	1,854,077	897,500
Principal received from sale and repayment of loans receivable	116,309	214,416	501,630
Investment in loans receivable	(205,752)	(420,324)	(250,223)
Construction in progress and other	(80,003)	(79,788)	(114,425)
Proceeds from sale and return of equity investments	—	11,656	12,430
Capital additions and other investments, net	(73,753)	(156,078)	(294,167)
Net cash (used for) provided by investing activities	(264,738)	1,318,341	517,558
Financing activities
Proceeds from term debt	2,512,970	804,188	—
Payments of term debt	(2,252,731)	(701,809)	(988,162)
Revolving credit facilities, net	241,530	(1,131,312)	567,910
Distributions paid	(193,259)	(321,080)	(615,390)
Lease deposits and other obligations to tenants	(3,202)	2,237	10,139
Offering costs	(727)	—	—
Repurchase of units	(23,441)	—	—
Unit vesting - satisfaction of tax withholdings	(2,474)	(3,805)	(8,079)
Payment of debt refinancing and deferred financing costs and other financing activities	(50,585)	(127,798)	13,255
Net cash provided by (used for) financing activities	228,081	(1,479,379)	(1,020,327)
Increase in cash, cash equivalents, and restricted cash for the year	194,110	84,445	3,017
Effect of exchange rate changes	14,712	(5,224)	11,397
Cash, cash equivalents, and restricted cash at beginning of year	335,173	255,952	241,538
Cash, cash equivalents and restricted cash at end of year	$543,995	$335,173	$255,952
Interest paid, including capitalized interest of $12,920 in 2025, $7,642 in 2024, and $14,178 in 2023	$458,225	$420,315	$406,141
Supplemental schedule of non-cash investing activities:
Debt and equity securities received for certain obligations, real estate, and revenue	$—	$—	$804,520
Certain obligations and receivables satisfied and real estate sold	50,000	—	722,814
Lease incentive provided	50,000	—	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$55,351	$48,164	$92,808
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$332,335	$250,016	$235,668
Restricted cash, included in Other assets	2,838	5,936	5,870
	$335,173	$255,952	$241,538
End of period:
Cash and cash equivalents	$540,859	$332,335	$250,016
Restricted cash, included in Other assets	3,136	2,838	5,936
	$543,995	$335,173	$255,952

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At December 31, 2025, we have investments in 384 facilities in 31 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our consolidated financial statements at December 31, 2025 are reasonable and supportable based on the information available (particularly as it relates to our assessments of the recoverability of our real estate and the adequacy of our credit loss reserves on loans and financing receivables). Actual results could differ from those estimates.

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

At December 31, 2025, we had loans and/or equity investments in certain VIEs, which may also be tenants of our facilities. We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at December 31, 2025 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$—	Investments in Unconsolidated Operating Entities	$—
Loans, net	120,398	Mortgage and other loans	120,398

(1)
Carrying amount only reflects the net book value (which has been reduced by any impairments or negative fair value adjustments) of our loan or equity investment in the VIE.
(2)
Our maximum loss exposure related to loans with VIEs represents our current aggregate net book value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investments in VIEs represents the net book values of such investments plus any other related assets (such as rent receivables), less any liabilities.

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of December 31, 2025, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash short falls).

Investments in Unconsolidated Entities: Investments in entities in which we have the ability to significantly influence (but not control) are accounted for by the equity method. This includes the five investments in unconsolidated real estate joint ventures at December 31, 2025. Under the equity method of accounting, our share of the investee’s earnings or losses are included in the “Earnings (loss) from equity interests” line of our consolidated statements of net income. Except for our joint venture with Primotop Holdings S.à.r.l. (“Primotop”) (for which we handle the accounting of), we have elected to record our share of such investee’s earnings or losses on a lag basis (not to exceed three months). The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the interest in the investee entity. Subsequently, our investments are increased/decreased by our share in the investees’ earnings/losses and decreased by cash distributions from our investees. To the extent that our cost basis is different from the basis reflected at the investee entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the investee.

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

Operating Lease Revenue

We receive income from operating leases based on the fixed required rents (base rents) per the lease agreements. Rent revenue from base rents is recorded on the straight-line method, when collectibility of the lease payments is deemed probable, over the terms of the related lease agreements for new leases and the remaining terms of existing leases for those acquired as part of a property acquisition. The straight-line method records the periodic average amount of base rents earned over the term of a lease, taking into account contractual rent increases over the lease term. The straight-line method typically has the effect of recording more rent revenue from a lease than a tenant is required to pay early in the term of the lease. During the later parts of a lease term, this effect reverses with less rent revenue recorded than a tenant is required to pay. Rent revenue, as recorded on the straight-line method, in our consolidated statements of net income is presented as two amounts: rent billed and straight-line rent. Rent billed revenue is the amount of base rent actually billed to our tenants each period as required by the lease. Straight-line rent revenue is the difference between rent revenue earned based on the straight-line method and the amount recorded as rent billed revenue. We record the difference between rent revenues earned and amounts due per the respective lease agreements, as applicable, as an increase or decrease to straight-line rent receivables.

In instances where collectibility of the lease payments is not deemed probable, rent revenue is constrained to the lower of 1) the revenue that would have been recognized if collection were probable (i.e., straight-line method) and 2) the amount of lease payments received in cash.

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

Interest Revenue

We receive interest income from our tenants/borrowers on mortgage loans, working capital loans, and other loans. Interest income from these loans is recognized as earned based upon the principal outstanding and terms of the loans.

Other Revenue

Commitment fees received on operating leases for development and leasing services are initially recorded as deferred revenue and recognized as income over the initial term of a lease on the straight-line method. Commitment and origination fees from lending services are also recorded as deferred revenue initially and recognized as income over the life of the loan using the interest method.

Acquired Real Estate Purchase Price Allocation: We account for acquisitions of real estate under asset acquisition accounting rules. Under this accounting standard, we allocate the purchase price (including any third-party transaction costs directly related to the acquisition) of acquired properties to tangible and identified intangible assets acquired and liabilities assumed (if any) based on their relative fair values. In making estimates of fair values for purposes of allocating purchase prices of acquired real estate, we may utilize a number of sources, from time-to-time, including available real estate broker data, independent appraisals that may be obtained in connection with the acquisition, internal data from previous acquisitions or developments, and other market data, including market comparables for significant assumptions such as market rents, capitalization, and discount rates. We also consider information obtained about each property as a result of our pre-acquisition due diligence, marketing, and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

We amortize the value of our lease intangible assets to expense over the term of the respective leases. If a lease is terminated early, the unamortized portion of the lease intangibles are charged to expense. This amortization expense is included in the "Real estate depreciation and amortization" line of our consolidated statements of net income.

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

Depreciation is calculated on the straight-line method over the estimated useful lives of the related real estate and other assets. Our weighted-average useful lives at December 31, 2025 are as follows:

Buildings and improvements	38.6 years
Lease intangibles	28.2 years
Leasehold improvements	14.3 years
Furniture, equipment, and other	5.0 years

Credit Losses:

Losses from Rent Receivables: For our leases, we review tenant provided financial data and monitor the performance of our tenants in areas generally consisting of: admission levels and surgery/procedure volumes by type; current operating margins; ratio of our tenant's operating margins both to facility rent and to facility rent plus other fixed costs; trends in revenue, cash collections, patient mix; and the effect of evolving healthcare regulations, adverse economic and political conditions, such as inflation and interest rates, and other events ongoing on a tenant's profitability and liquidity.

Operating Lease Receivables: We utilize the information above along with the tenant’s payment and default history in evaluating (on a lease-by-lease basis) whether or not lease payments are deemed probable of collection. As noted earlier, if not deemed probable of collection, rent revenue, under lease accounting rules, is constrained to the lesser of 1) the revenue that would have been recognized if collection were probable (i.e., straight-line method) and 2) the amount of lease payments received in cash.

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

Loans: Loans consist of mortgage loans, working capital loans, and other loans. Mortgage loans are collateralized by interests in real property. Working capital and other loans are typically collateralized by interests in receivables, personal property, and corporate and individual guarantees. We record loans at cost. Like our financing lease receivables, we establish credit loss reserves on all outstanding loans based on historical credit losses of similar instruments. Such credit loss reserves, including the underlying assumptions, are reviewed and adjusted quarterly. If a loan’s performance worsens and foreclosure is deemed probable for our collateral-based loans (after considering the borrower’s overall financial condition as described above for leases), we will adjust the allowance for expected credit losses based on the current fair value of such collateral at the time the loan is deemed uncollectible. If the loan is not collateralized, the loan will be reserved for/written-off once it is determined that such loan is no longer collectible.

Interest receivables on loans are excluded from the forward looking credit loss reserve model; however, an allowance is recorded when it is deemed probable that we will be unable to collect all amounts due. Loans are placed on non-accrual status when we determined that the collectibility of contractual amounts is not reasonably assured. If on non-accrual status, we generally account for the loan on the cash basis, in which income is recognized only upon receipt of cash.

The following table summarizes our credit loss reserves (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of the year	$511,473	$96,001
Provision for credit loss, net	168,186	1,241,020
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	(126,362)	(825,548)
Balance at end of year	$553,297	$511,473

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

Equity awards with performance conditions are valued at the average stock price per share on the date of grant and are amortized using the straight-line method over the service period, adjusted for the probability of achieving the performance conditions. In 2024 and 2025, certain market-based restricted stock units ("RSUs") were issued with cash-settlement features. These liability-type awards are adjusted to fair value (using a Monte Carlo valuation model) on a quarterly basis and amortized over the derived service period, which is also adjusted on a quarterly basis. Forfeitures of stock-based awards are recognized as they occur.

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

Fair Value Option Election: For our equity investment in the international joint venture and PHP Holdings (which we sold on July 1, 2025), along with any related investments such as loans (see Note 10 for more details), we elected to account for these investments at fair value due to the size of the investments and because we believed this method was more reflective of current values. We have not made a similar election for other investments that exist at December 31, 2025.

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

3. Real Estate and Other Activities

New Investments

For the years ended December 31, 2025, 2024, and 2023, we acquired or invested in the following net assets (in thousands):

	2025	2024	2023
Land and land improvements	$25,231	$—	$28,916
Buildings	48,742	—	114,966
Intangible lease assets — subject to amortization (weighted-average useful life of 19.9 years in 2025 and 24.8 years in 2023)	5,101	—	16,305
Investments in unconsolidated real estate joint ventures	63,015	107,908	—
Investments in unconsolidated operating entities	—	—	50,000
Other loans	—	—	25,000
Liabilities assumed	—	(2,290)	—
	$142,089	$105,618	$235,187
Loans repaid(1)	—	—	(22,900)
Total net assets acquired	$142,089	$105,618	$212,287

(1)
The 2023 column includes a $23 million mortgage loan that was converted to fee simple ownership of one property as described under the Lifepoint Transaction below.

2025 Activity

In 2025, our real estate and other investments totaling approximately $142 million included:

a)
the acquisition of one post-acute property for $32 million in November 2025 to be leased to Vibra Healthcare (“Vibra”);
b)
a new investment in April 2025 of CHF 52 million (or approximately $63 million), inclusive of a CHF 25 million (or approximately $30 million) short-term loan, in the Swiss Medical Network real estate joint venture, proceeds of which, along with fundings from our joint venture partner, were used to facilitate the acquisition and leasing of one general acute care facility in Switzerland and repayment of debt; and
c)
the funding of approximately $47 million to the secured lender in the Steward bankruptcy in March 2025 in order to obtain control over certain real estate assets for use by our new tenants.

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

2023 Activity

Lifepoint Transaction

On February 7, 2023, a subsidiary of Lifepoint Health, Inc. ("Lifepoint") acquired a majority interest in Springstone (now Lifepoint Behavioral Health, "Lifepoint Behavioral") (the "Lifepoint Transaction") based on an enterprise value of $250 million. As part of the transaction, we received approximately $205 million in full satisfaction of our initial acquisition loan, including accrued interest, and we retained (at that time) our minority equity investment in the operations of Lifepoint Behavioral. Separately, we converted an approximate $23 million mortgage loan (made as part of our initial acquisition in 2021) into the fee simple ownership of a property in Washington, which is leased, along with other behavioral health hospitals, to Lifepoint Behavioral, under a master lease agreement. In connection with the Lifepoint Transaction, Lifepoint extended its lease on eight existing general acute care hospitals by five years to 2041.

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

In the first quarter of 2023, we originated a $50 million convertible loan to PHP Holdings, the managed care business of Prospect at that time. See subheading "Leasing Operations (Lessor)" in this Note 3 for further updates on Prospect.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of December 31, 2025	Cost Remaining
IMED Hospitales ("IMED") (Spain)	$67,054	$39,954	$27,100
Healthcare Systems of America (Florida)	43,500	2,064	41,436
IMED (Spain)	43,495	39,797	3,698
Lifepoint Behavioral (Arizona)	10,659	8,281	2,378
Other (Various)	554	210	344
	$165,262	$90,306	$74,956

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we have completed construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of December 31, 2025, we estimate that the cost of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure at one hospital), approximates between $10 million and $15 million.

Separately, on the Norwood redevelopment, we recovered from our casualty insurers cash in November 2024 that was in excess of our recovery receivable related to the 2020 storm losses (included in "Other assets" in the consolidated balance sheets), resulting in a $24 million additional recovery in the 2024 third quarter.

2025 Activity

During 2025, we completed construction, and began recording rental income, on three projects totaling approximately $46.5 million, two of which are leased to Lifepoint Behavioral and the other to Surgery Partners.

2024 Activity

During the fourth quarter of 2024, we completed construction and began recording rental income on an existing general acute care facility located in Idaho Falls, Idaho for a total amount of approximately $50 million.

During the first quarter of 2024, we completed construction, and began recording rental income, on a $35.4 million behavioral health facility located in McKinney, Texas, that is leased to Lifepoint Behavioral. We also completed construction and began recording rental income on a €46 million (approximately $49.0 million) general acute care facility located in Spain that is leased to IMED.

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

Disposals

2025 Activity

During 2025, we completed the sale of nine facilities (including two former Steward-operated facilities that were being leased to College Health for nominal rent) along with certain ancillary land and facilities for aggregate cash proceeds of approximately $121 million, resulting in a gain on real estate of approximately $5.5 million. For one of the properties sold, we agreed for the tenant to retain the cash proceeds of approximately $50 million as an incentive to close on a substitute property and keep cash rents the same. The $50 million lease incentive will be amortized over the remaining 16-year master lease term as a reduction of revenue.

2024 Activity

During 2024, we had the following disposal activities:

•
See Utah Transaction above for a discussion of the five Utah hospitals sold on April 12, 2024.
•
On April 9, 2024, we sold five properties to Prime Healthcare Services, Inc. ("Prime") for total proceeds of approximately $250 million along with a $100 million interest-bearing mortgage loan (which was fully repaid on August 29, 2024). This transaction resulted in a gain on real estate of approximately $53 million, partially offset by a non-cash straight-line rent write-off of approximately $30 million. As part of this sale transaction, we extended the lease maturity of four other facilities with Prime to 2044. This amended lease has inflation-based escalators, collared between 2% and 4%, and a purchase option on or prior to August 26, 2028 for a value of $238 million, which is greater than our net book value for these properties. After August 26, 2028, this option price reverts to $260 million (subject to annual escalations).
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
•
As a result of our global settlement with Steward Health Care System ("Steward") as discussed further under "Leasing Operations (Lessor)" under this same Note 3, we consented to the sale of three facilities located in Florida ("Space Coast" properties) to Orlando Health, which closed on October 23, 2024. In accordance with the terms of the global settlement, the Steward bankruptcy estate retained $395 million of the approximately $440 million total proceeds, and we retained the remaining proceeds and recognized an approximate $2 million gain in the fourth quarter of 2024.
•
In the fourth quarter of 2024, we sold the Watsonville facility resulting in cash proceeds of approximately $40 million and an approximate $4 million gain.
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

Intangible Assets

At December 31, 2025 and 2024, our intangible lease assets were $0.9 billion ($0.6 billion, net of accumulated amortization) and $0.8 billion ($0.6 billion, net of accumulated amortization), respectively.

We recorded amortization expense related to intangible lease assets of $30.4 million, $205.6 million (including $170 million for accelerating the amortization of the in-place lease intangibles associated with two master leases, including the Steward master lease that was terminated effective September 18, 2024), and $332.5 million (including $286 million for accelerating the amortization of the in-place lease intangibles related to re-leasing the Utah properties to CommonSpirit as described in this same Note 3), in 2025, 2024, and 2023, respectively, and expect to recognize amortization expense from existing lease intangible assets as follows (amounts in thousands):

For the Year Ended December 31:
2026	$32,165
2027	31,847
2028	31,684
2029	29,840
2030	29,173

As of December 31, 2025, capitalized lease intangibles have a weighted-average remaining life of 22.7 years.

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

The following table summarizes total future contractual minimum lease payments, excluding operating expense reimbursements, tenant recoveries, and other lease-related adjustments to revenue (i.e., straight-line rents, deferred revenues, or reserves/write-offs), from tenants under noncancelable leases as of December 31, 2025 (amounts in thousands):

	Total Under Operating Leases	Total Under Financing Leases	Total
2026	$842,559	$34,726	$877,285
2027	933,571	35,477	969,048
2028	942,705	36,243	978,948
2029	946,839	37,025	983,864
2030	952,310	37,822	990,132
Thereafter	20,829,144	840,542	21,669,686
	$25,447,128	$1,021,835	$26,468,963

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At December 31, 2025, we account for all of these leases as operating leases, except where generally accepted accounting principles (“GAAP”) requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") and Prospect facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Minimum lease payments receivable	$570,150	$591,142
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(523,746)	(547,770)
Net investment in direct financing leases	250,222	247,190
Other financing leases (net of allowance for credit loss)	171,462	810,580
Total investment in financing leases	$421,684	$1,057,770

The decrease in our investment in financing leases is primarily due to the re-leasing of six California properties formerly operated by Prospect, with a net book value of approximately $510 million, to NOR Healthcare Systems Corporation ("NOR") as a result of their successful bid to acquire the hospital operations. These six properties are now accounted for as operating leases as further discussed in this same Note 3.

Other Leasing Activities

At December 31, 2025, our vacant properties (excluding developments) represent less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

Steward Health Care System

Steward filed for Chapter 11 bankruptcy on May 6, 2024 with the United States Bankruptcy Court for the Southern District of Texas. On September 18, 2024, the bankruptcy court approved a global settlement between Steward, its lenders, the unsecured creditors committee, and the Company. The order provided for the following: a) termination of our master lease with Steward; b) the release of claims against 23 of our properties allowing us to begin the process of re-tenanting these properties; and c) a full release of claims against us from all parties. In return, we consented to the sale of the operations and our real estate in three facilities in the Space Coast region of Florida (as discussed earlier), along with a full release of our claims in Steward including claims to past due rent and interest, outstanding loans, and our equity investment.

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

Impairment Charges

Due to the events discussed above, we recorded various impairment charges during 2024 and 2023, which included the following (in millions):

	For the Years Ended December 31,
Description	2024	2023	Income Statement Classification
Reserve for unpaid rent and interest and straight-line rent receivables	$—	$413	Total revenues
Working capital and other loans(1)	787	—	Real estate and other impairment charges, net
Investment in Massachusetts partnership(2)	445	30	Earnings (loss) from equity interests
Real estate(2)	277	100	Real estate and other impairment charges, net
Equity investment and other(1)	54	171	Real estate and other impairment charges, net
Total	$1,563	$714
(1)
For our non-real estate investments in Steward, we compared our carrying value of all such investments to the fair value of the underlying collateral, which had no value after the global settlement and our release of claims against Steward as discussed above.
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

Re-tenanting Activity

Subsequent to the release of claims on the 23 properties as part of the global settlement, we reached definitive agreements with six operators (Healthcare Systems of America, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health ("Tenor")) to lease 18 of these facilities. These leases included a rent ramp up period. In the 2025 first quarter, cash rents received from these operators were approximately $3.4 million, ramping up to $11 million in the 2025 second quarter, approximately $12 million in the 2025 third quarter, and $26.1 million in the 2025 fourth quarter. Based on these lease contracts (adjusted for the sale of the two properties to College Health in 2025), rent payments are to increase to approximately 79% of contractual rent by second quarter 2026, and 100% of contractual rent starting October 2026. As of December 31, 2025, all of these new operators have paid the rent due under their respective leases, except for cash-basis tenants Insight/Tenor who represent less than 1% of our annual revenues.

As of December 31, 2025, we have provided approximately $140 million in working capital related loans to these operators to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management). These loans are generally secured by accounts receivables and/or other assets (like personal property). Our maximum loss exposure to these tenants at December 31, 2025 is the loan carrying value along with up to $30 million, which reflects the remaining amount available under the loans.

The remaining five former Steward properties (with a net book value of approximately 4% of our total assets), including two developments (see "Development and Capital Addition Activities" above), are in various stages of being re-tenanted or sold.

Other Activity

During 2024, we received and recorded rent and interest revenue from Steward of $40 million for the year ended December 31, 2024. In addition, we were benefited from rent paid by Steward to the Massachusetts joint venture of $76 million ($38 million representing our share) for the year ended December 31, 2024.

Prospect

In August 2019, we invested in a portfolio of 14 acute care hospitals in three states (California, Pennsylvania, and Connecticut) operated by and master leased to or mortgaged by Prospect Medical Holdings, Inc. ("Prospect") for a combined investment of approximately $1.6 billion.

On May 23, 2023, Prospect completed a recapitalization plan, which included receiving $375 million in new financing from several lenders. Along with this new capital from third-party lenders, we agreed to the following restructuring of our then $1.7 billion investment including: a) maintaining the master lease covering six California hospitals without any changes in rental rates or escalator provisions, b) transitioning the Pennsylvania properties back to Prospect in return for a $150 million first lien mortgage, c) providing up to $75 million in a loan secured by a first lien on Prospect's accounts receivable and certain other assets, and d) obtaining a non-controlling ownership interest in PHP Holdings in exchange for unpaid rent and interest, among other things.

Prospect filed for Chapter 11 bankruptcy on January 11, 2025 with the United States Bankruptcy Court for the Northern District of Texas. On March 20, 2025, the bankruptcy court approved a global settlement (including a recovery waterfall) between us, Prospect, and other stakeholders. Due to the bankruptcy, we recorded more than $400 million of impairment charges and negative fair value adjustments associated with our investments in Prospect in the 2024 fourth quarter, resulting in a full reserve of the asset-backed loan and our Pennsylvania mortgage loan, along with a decrease in the value in our Connecticut properties. No charge was recorded on our California properties. In determining the impairment charges needed for these investments, we compared the carrying value of each investment to the fair value of the underlying collateral less costs to sell and factored in the priority of claims associated with the bankruptcy. In estimating the fair value of real estate, we, along with assistance from a third-party independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sales prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (ranging from 8.25% to 8.5%).

In 2025 and in accordance with the global settlement and the estimated recovery waterfall, we recorded approximately $140 million of additional impairment charges. In determining the 2025 impairment charges, we compared the carrying value of our investments to our current estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets as applicable) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and Connecticut real estate, we applied the same approach as discussed above for the 2024 impairment charges, except we used bids received for valuing the Pennsylvania and Connecticut properties in the third and fourth quarters of 2025.

At December 31, 2025, our investment in Prospect is approximately $61 million with recoveries limited to collection of Connecticut accounts receivable and minor proceeds from remaining asset sales. Prospect's bankruptcy proceedings are continuing, and the ultimate outcome of such proceedings is uncertain. At this time, we cannot assure you that we will be able to recover our remaining investment in full as of December 31, 2025.

Possible Additional Funding

In 2025, the bankruptcy court approved an order for up to $70 million in additional advances which we may be required to fund. This possible loan advance is conditioned on other events occurring including the sale of the last Connecticut facility and the bankruptcy plan becoming effective. Any funds advanced are expected to be secured by recoveries, if any, from causes of action owned by the debtor. At this time, we cannot predict with full certainty as to the amount or timing of such recoveries from these causes of action.

Re-tenanting Activity

In December 2025, we re-leased the six California properties to NOR as a result of their successful bid to acquire the hospital operations. Terms of the lease include an initial annualized rent almost identical to the previous rent amount due from Prospect in 2025, annual inflation-based escalators starting in the 2027 first quarter, and an initial fixed term of 15 years. All rent is to be deferred for six months, and 50% of rent is to be deferred for an additional six months, after which the aggregate deferred rent will be paid over the remaining lease term. We have committed to fund up to $60 million in seismic improvements that may be required by California regulators over the next four years, which will increase the lease base and result in additional rent.

PHP Investment

In regard to our investment in PHP Holdings, we accounted for this investment using the fair value option method. Each quarter, we marked such investment to fair value as more fully described in Note 10 to the consolidated financial statements. In 2025, we recorded an approximate $147 million negative fair value adjustment, whereas this adjustment was approximately $550 million in 2024. The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. On July 1, 2025, we received $2.3 million from the sale of PHP Holdings to Astrana Health.

International Joint Venture

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

Vibra

In the 2023 third quarter, we moved to cash basis of accounting for Vibra due to declines in operating results. As a result, we recorded a $49 million charge to reserve billed and straight-line rent receivables. During the 2024 third quarter, we terminated the lease with this tenant, resulting in the acceleration of lease intangible amortization of $22 million. On December 31, 2024, we entered into a forbearance and restructuring agreement with the former tenant, which was later amended. The substantive terms of the forbearance and restructuring agreement included, among other things, the repayment of $10 million of unpaid rent in cash, which we received on December 31, 2024 and recognized as revenue; Vibra's acquisition of certain of our facilities, one of which closed in early January 2025 for approximately $3 million (and we received payment in full); and entering into a new lease agreement.

In the 2025 fourth quarter, we completed the restructuring of our relationship with Vibra including entering into a new 20-year master lease agreement with annual inflation escalators covering several properties; the acquisition by us of one post-acute property for $32 million that was joined to the master lease with Vibra; the transition of one post-acute property with a net book value of approximately $53 million to a new tenant (joint venture with Select Medical) that is subject to a 20-year master lease agreement with annual inflation escalators; the cash receipt of approximately $18 million for past rent obligations that we recognized as revenue; and the sale of one post-acute property to Vibra for $12 million at a small gain in February 2026, proceeds of which we had previously received in advance of such sale. We are continuing to account for revenue associated from Vibra on a cash basis at this time.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of December 31, 2025	As of December 31, 2024
Swiss Medical Network	70%	$611,347	$483,770
MEDIAN	50%	486,695	431,964
CommonSpirit (Utah partnership)	25%	162,278	113,202
Policlinico di Monza	50%	86,091	77,592
HM Hospitales	45%	53,366	49,869
Total		$1,399,777	$1,156,397

The increase in the Swiss Medical Network real estate joint venture is due to the new investment made in 2025 as described earlier in this same Note 3 along with the impact from foreign currency changes.

For our unconsolidated real estate joint venture that leases more than 70 healthcare facilities to MEDIAN, we, along with our joint venture partner, finalized a refinancing of the €655 million secured debt on June 17, 2025, that was due on June 30, 2025. The new €702.5 million non-recourse, 10-year non-amortizing secured debt has an approximately 5.1% fixed rate, and the majority of the proceeds were used to fund the repayment of the prior €655 million secured loan that carried a lower rate. In the 2025 third quarter, Germany enacted legislation that will reduce future income tax rates by 5%, which resulted in a $13 million (our share) deferred income tax benefit in the period.

The Utah partnership applies specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the year ended December 31, 2025, our share of the Utah partnership's income included a favorable fair value adjustment of approximately $49 million, primarily related to an unrealized gain on investments in real estate.

For 2025 and 2024, we received $62 million and $45 million, respectively, in dividends from these real estate joint ventures.

The following tables present summary financial information on a combined basis for our investments in unconsolidated real estate joint ventures (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$357,823	$348,404	$315,108
Net income (loss)	$313,593	$(739,393)	$14,701

	As of December 31,
	2025	2024
Assets	$5,614,938	$4,872,918
Liabilities	$2,831,599	$2,599,078

The summary above by year reflects the financial information of all five of our current investments, except for the Utah Partnership that was formed in April 2024 with reporting starting in the 2024 third quarter. In addition, we have included financial information for the Macquarie partnership in 2023 and through the 2024 second quarter - see discussion under "Leasing Operations (Lessor)" in this same Note 3 for more details on this investment and its conclusion.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of December 31, 2025	As of December 31, 2024
Swiss Medical Network	$197,497	$172,453
Aevis Victoria SA ("Aevis")	64,859	63,409
Priory	43,913	38,739
Aspris Children's Services ("Aspris")	15,910	15,950
PHP Holdings	—	149,027
Total	$322,179	$439,578

For our investments marked to fair value (including our investments in PHP Holdings (through the 2025 third quarter), Aevis, and the international joint venture), we recorded approximately $154 million of unfavorable non-cash fair value adjustments during 2025; whereas, this was an approximately $794 million of unfavorable non-cash fair value adjustments during 2024. The amount recorded in 2025 and included in "Other (including fair value adjustments on securities)" line of our consolidated statements of net income was primarily related to our investment in PHP Holdings, which was sold on July 1, 2025. The amount recorded in 2024 includes an approximate $550 million unfavorable fair market value adjustment to our investment in PHP Holdings - see "Prospect" subheading of this Note 3 for more information. In addition, we recorded a $225 million unfavorable fair value adjustment in the 2024 first quarter related to our international joint venture investments as described in Note 3 and included in the "Real estate and other impairment charges, net" line of the consolidated statements of net income.

In the first quarter of 2024, we sold our interest in the Priory syndicated term loan for £90 million (approximately $115 million), resulting in an approximate £6 million ($7.8 million) economic loss.

Other Investment Activities

In the third quarter of 2023, we invested approximately $105 million for a participation in Steward's syndicated asset-backed credit facility, and we loaned an additional $40 million. On August 17, 2023, we sold the $105 million interest to a global asset manager for approximately $100 million, and Steward paid approximately $2 million on November 3, 2023. The remainder was written off as part of the loan impairment charge in 2024 as discussed in the "Leasing Operations (Lessor)" section of this same Note 3.

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

Concentrations of Credit Risks

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of December 31, 2025		As of December 31, 2024
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle	$2,121,848	14.1%	$2,026,778	14.2%
Priory	1,301,888	8.7%	1,233,462	8.6%
Healthcare Systems of America	1,200,996	8.0%	1,187,006	8.3%
Swiss Medical Network	873,703	5.8%	719,632	5.1%
Lifepoint Behavioral	809,492	5.4%	813,584	5.7%
Other operators	6,688,287	44.6%	6,624,256	46.3%
Other assets	2,005,561	13.4%	1,689,876	11.8%
Total	$15,001,775	100.0%	$14,294,594	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Total Assets by U.S. State and Country (1)

	As of December 31, 2025		As of December 31, 2024
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,427,391	9.5%	$1,394,296	9.8%
California	977,890	6.5%	935,470	6.4%
Florida	834,940	5.6%	840,876	5.9%
Ohio	330,189	2.2%	327,577	2.3%
Arizona	328,873	2.2%	379,801	2.7%
All other states	2,480,182	16.5%	2,636,587	18.5%
Other domestic assets	1,072,900	7.2%	951,486	6.6%
Total U.S.	$7,452,365	49.7%	$7,466,093	52.2%
United Kingdom	$4,184,188	27.9%	$3,985,672	27.9%
Switzerland	873,703	5.8%	719,632	5.0%
Germany	751,806	5.0%	672,343	4.7%
Spain	302,323	2.0%	247,996	1.7%
Finland	220,813	1.5%	199,721	1.4%
All other countries	283,916	1.9%	264,747	1.9%
Other international assets	932,661	6.2%	738,390	5.2%
Total international	$7,549,410	50.3%	$6,828,501	47.8%
Grand total	$15,001,775	100.0%	$14,294,594	100.0%

Total Assets by Facility Type (1)

	As of December 31, 2025		As of December 31, 2024
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,769,909	58.5%	$8,493,331	59.4%
Behavioral health facilities	2,445,418	16.3%	2,376,460	16.7%
Post acute care facilities	1,671,616	11.1%	1,617,596	11.3%
Freestanding ER/urgent care facilities	109,271	0.7%	117,331	0.8%
Other assets	2,005,561	13.4%	1,689,876	11.8%
Total	$15,001,775	100.0%	$14,294,594	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of December 31, 2025.

On a revenue basis, concentration for the year ended December 31, 2025 as compared to the two prior years is as follows:

The following shows those tenants that represented 10% or more of our total revenues by year (in thousands):

2025
Operator	Total Revenues	Percentage of Total Revenues
Circle	$212,719	21.9%
Priory	105,986	10.9%

2024
Operator	Total Revenues	Percentage of Total Revenues
Circle	$205,582	20.7%
Priory	101,675	10.2%

2023
Operator	Total Revenues	Percentage of Total Revenues
Circle	$194,390	22.3%
Priory	107,557	12.3%

Total Revenues by Geographic Location

	For the Years Ended December 31,
	2025		2024		2023
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$517,878	53.3%	$561,673	56.4%	$407,329	46.7%
United Kingdom	373,279	38.4%	359,991	36.2%	352,594	40.4%
All other countries	80,865	8.3%	73,883	7.4%	111,876	12.9%
Grand total	$972,022	100.0%	$995,547	100.0%	$871,799	100.0%

Total Revenues by Facility Type

	For the Years Ended December 31,
	2025		2024		2023
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$586,648	60.3%	$628,622	63.1%	$541,888	62.2%
Behavioral health facilities	214,437	22.1%	209,668	21.1%	213,292	24.5%
Post acute care facilities	162,954	16.8%	139,859	14.0%	92,787	10.6%
Freestanding ER/urgent care facilities	7,983	0.8%	17,398	1.8%	23,832	2.7%
Total	$972,022	100.0%	$995,547	100.0%	$871,799	100.0%

Related Party Transactions

Revenues earned from tenants and real estate joint ventures in which we had an equity interest (accounted for under either the equity or fair value option methods) during the year were $23.7 million, $33.9 million, and $83.0 million for 2025, 2024, and 2023, respectively.

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of December 31, 2025	As of December 31, 2024
Secured revolving credit facility(A)	$638,063	$361,726
Secured term loan	200,000	200,000
British pound sterling term loan due 2025(B)	—	617,039
British pound sterling secured term loan due 2034(B)	850,784	790,234
3.325% Senior Unsecured Notes due 2025(B)	—	517,700
0.993% Senior Unsecured Notes due 2026(B)	587,300	517,700
2.500% Senior Unsecured Notes due 2026(B)	—	625,800
5.250% Senior Unsecured Notes due 2026	—	500,000
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	808,500	750,960
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	471,625	438,060
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,174,600	—
8.500% Senior Secured Notes due 2032	1,500,000	—
	$9,830,872	$8,919,219
Debt issue costs and discount, net	(133,037)	(71,107)
	$9,697,835	$8,848,112

(A)
Includes €100 million and €303 million of Euro-denominated borrowings and CHF 52 million and CHF - million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at December 31, 2025 and December 31, 2024, respectively.
(B)
Non-U.S. dollar denominated debt that reflects the exchange rates at period-end.

As of December 31, 2025, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2026	$1,225,363	(1)
2027	1,600,000
2028	808,500
2029	900,000
2030	471,625
Thereafter	4,825,384
Total	$9,830,872
(1)
$638 million (of which approximately $200 million was repaid in January 2026) represents the outstanding balance of the revolving portion of our credit facility for which we have provided notice of our intent to extend to 2027 - see "Credit Facility" subheading for further details.

2025 Activity

British Pound Sterling Term Loan due 2025

On January 15, 2025, we paid off the remaining £493 million balance of our British pound sterling term loan due 2025. With this payoff, we also terminated the sterling-denominated term loan interest rate swap.

Senior Secured Notes due 2032

On February 13, 2025, we closed on a private offering that consisted of $1.5 billion aggregate principal amount of senior secured notes due 2032 (the "USD Notes") and €1.0 billion aggregate principal amount of senior secured notes due 2032 (the "Euro Notes"). See section titled "Senior Notes" for a description of interest rates and maturity for both notes. We may redeem some or all of the notes at any time prior to February 15, 2028, at a redemption price equal to 100% of the principal amount, plus an applicable “make whole” premium and accrued and unpaid interest. On or after February 15, 2028, we may redeem some or all of the notes at a premium that will decrease over time. In addition, at any time prior to February 15, 2028, we may redeem up to 40% of the notes at a redemption price equal to 108.500% and 107.000% for the USD Notes and Euro Notes, respectively, of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, using proceeds from one or more equity offerings.

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

2023 Activity

During 2023, we paid down, prior to maturity, A$730 million (approximately $475 million) of the A$1.2 billion Australian term loan with proceeds from the Australia Transaction as discussed in Note 3. In addition, we purchased approximately £50 million of our 2.550% Senior Unsecured Notes due 2023 at a discounted price and yield averaging approximately 13%. As a result of this prepayment, we realized an approximate $1.1 million gain. On December 5, 2023, we fully paid off the remaining £350 million balance of our 2.550% Senior Unsecured Notes due 2023 with cash on-hand and proceeds from the revolving portion of our credit facility.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). Our maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

2025 Activity

At December 31, 2025 and 2024, we had $0.6 billion and $0.4 billion outstanding on the revolving portion of our Credit Facility, respectively. At December 31, 2025 and 2024, our availability under our revolver was $0.7 billion and $0.9 billion, respectively. The weighted-average interest rate on the revolver was 5.5% and 6.6% during 2025 and 2024, respectively.

At December 31, 2025 and 2024, the interest rate in effect on our term loan was 6.1% and 7.5%, respectively.

On February 13, 2025 and concurrent with the closing of the Senior Secured Notes due 2032 discussed above, we amended the Credit Facility to among other things: (i) provide for the facility to be secured and guaranteed ratably with the senior notes issued concurrently, (ii) provide notice that we plan to exercise both of our maturity extension options such that the maturity of the revolving portion would move from June 30, 2026 to June 30, 2027, the same maturity date as our term loan facility (subject to the satisfaction of other conditions), (iii) reset the interest rate to the Secured Overnight Financing Rate ("SOFR") plus 225 basis points (which had previously been moved to SOFR plus 300 basis points in August 2024), and (iv) amend certain covenants as described under "Covenants and Restrictions" in this same Note 4.

In regard to the maturity of the revolving portion of our Credit Facility, we have two 6-month extension options available to move the maturity from June 30, 2026 to June 30, 2027. Although the extension options are at our election (and as noted above, we have given notice of our intention to exercise both extension options), there are certain conditions that must be satisfied, with the primary condition of not being in default at the time of each extension option date (and believe we will meet all conditions to do so).

2024 Activity

Prior to the 2024 amendments described below and at our election, loans were made as either alternate base rate loans ("ABR Loans") or loans for an interest period of either one, three, or six months ("Term Benchmark Loans"). The applicable margin for term loans that were ABR Loans was adjustable on a sliding scale from 0.00% to 0.70% based on current credit rating. The applicable margin for term loans that were Term Benchmark Loans was adjustable on a sliding scale from 0.875% to 1.70% based on current credit rating. The applicable margin for revolving loans that were ABR Loans was adjustable on a sliding scale from 0.00% to 0.50% based on current credit rating. The applicable margin for revolving loans that were Term Benchmark Loans or risk-free rate loans ("RFR Loans"), as defined in the Credit Facility agreement, was adjustable on a sliding scale from 0.80% to 1.50% based on current credit rating. The facility fee was adjustable on a sliding scale from 0.125% to 0.30% based on current credit rating and was payable on the revolving loan facility. During 2023, our credit rating negatively changed, resulting in adjustments to the applicable margin by 0.375% and an increase to the facility fee from 0.25% to 0.30%.

On April 12, 2024, we amended our Credit Facility and certain other agreements to (i) reduce revolving commitments from $1.8 billion to $1.4 billion, (ii) apply certain proceeds from asset sales and debt transactions to repay the Australian term loan facility and certain other outstanding obligations, including revolving loans under the Credit Facility to the extent necessary to reduce the outstanding borrowings to no more than the amended $1.4 billion commitment, and (iii) amend or waive certain covenants to our Credit Facility and British pound sterling term loan due 2025 as described under "Covenants and Restrictions" in this same Note 4.

On August 6, 2024, we amended the Credit Facility and the British pound sterling term loan due 2025 to (i) further reduce revolving commitments in the Credit Facility from $1.4 billion to $1.28 billion, (ii) increase borrowing spreads to 300 basis points during the Modified Covenant Period (defined in "Covenants" section in this same Note 4) and then to 225 basis points after the Modified Covenant Period, (iii) require that proceeds of certain future asset sales and debt transactions (during the Modified Covenant Period) be applied to repay certain outstanding obligations, including our revolving loans (by 15% of such proceeds but for which the revolving loans can be reborrowed) and our British pound sterling term loan due 2025 (by 50% of such proceeds), and (iv) amend or waive certain covenants as described under "Covenants and Restrictions" in this same Note 4.

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

British Pound Sterling Term Loan due 2025

On January 6, 2020, we entered into a £700 million unsecured sterling-denominated term loan with Bank of America, N.A., as administrative agent, and several lenders from time-to-time are parties thereto. The applicable margin under the term loan was adjustable based on a pricing grid from 0.85% to 1.65% dependent on our credit rating. On March 4, 2020, we entered into an interest rate swap transaction (effective March 6, 2020) to fix the interest rate to approximately 0.70% for the duration of the loan. The applicable margin for the pricing grid (which varied based on our credit rating) increased from 1.25% to 1.65% on March 10, 2023 with the change in our credit rating, for an all-in fixed rate at December 31, 2023 of 2.349%. With the August 6, 2024 amendment discussed above, our all-in fixed rate increased to 3.70%.

As noted earlier, we paid down the British pound sterling secured term loan due 2025 by £207 million in 2024 with proceeds from the British pound sterling secured term due 2034 and asset sales. The balance of this loan of £493 million was paid in full on January 15, 2025.

Senior Notes

The following are the basic terms of our senior notes at December 31, 2025 (par value amounts in thousands):

	Offering Completion Date	Maturity Date	Par Value	% of Par Value	Interest Payment Frequency
0.993% Senior Unsecured Notes due 2026	October 6, 2021	October 15, 2026	€500,000	100.000%	Annually
5.000% Senior Unsecured Notes due 2027	September 21, 2017	October 15, 2027	$1,400,000	100.000%	Semi-annually
3.692% Senior Unsecured Notes due 2028	December 5, 2019	June 5, 2028	£600,000	99.998%	Annually
4.625% Senior Unsecured Notes due 2029	July 26, 2019	August 1, 2029	$900,000	99.500%	Semi-annually
3.375% Senior Unsecured Notes due 2030	March 24, 2021	April 24, 2030	£350,000	99.448%	Annually
3.500% Senior Unsecured Notes due 2031	December 4, 2020	March 15, 2031	$1,300,000	100.000%	Semi-annually
7.000% Senior Secured Notes due 2032	February 13, 2025	February 15, 2032	€1,000,000	98.645%	Semi-annually
8.500% Senior Secured Notes due 2032	February 13, 2025	February 15, 2032	$1,500,000	98.710%	Semi-annually

We may repurchase, redeem, or refinance senior notes from time-to-time. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, or a tender offer. In some cases, we may redeem some or all of the notes at any time, but may require a redemption premium that will decrease over time. In the event of a change of control, each holder of the notes may require us to repurchase some or all of our notes at a repurchase price equal to 101% of the aggregate principal amount of the notes plus accrued and unpaid interest to the date of purchase. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.

In regard to the 0.993% Senior Unsecured Notes due 2026, management plans to repay these notes in full closer to the maturity date using a combination of available cash and borrowings under the revolving portion of our Credit Facility.

Debt Refinancing and Unutilized Financing Costs (Benefit)

2025 Activity

In 2025, we incurred $3.6 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

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

Covenants and Restrictions

Our debt facilities impose certain restrictions on us, including, but not limited to, restrictions on our ability to: incur debts; create or incur liens; provide guarantees in respect of obligations of any other entity; make redemptions and repurchases of our capital stock; prepay, redeem, or repurchase debt; engage in mergers or consolidations; enter into affiliated transactions; dispose of real estate or other assets; and change our business. In addition, the credit agreement governing our Credit Facility limits the amount of dividends we can pay as a percentage of normalized adjusted funds from operations (“NAFFO”), as defined in the agreements, on a rolling four quarter basis to 95% of NAFFO. The indentures governing our senior notes also limit the amount of dividends we can pay based on the sum of 95% of NAFFO, proceeds of equity issuances, and certain other net cash proceeds. Finally, our senior notes require us to maintain total unencumbered assets (as defined in the related indenture) of not less than 150% of our unsecured indebtedness.

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, secured leverage ratio, consolidated adjusted net worth, unsecured leverage ratio, and unsecured interest coverage ratio. On April 12, 2024, the Credit Facility was amended to waive the 10% cap on unencumbered asset value attributable to tenants subject to a bankruptcy event for purposes of determining compliance with the unsecured leverage ratio for the trailing four fiscal quarter period ended June 30, 2024.

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

On February 13, 2025 and concurrent with the closing of our private notes offering discussed previously, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value, and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) set the maximum secured leverage ratio at 40%, and added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.15:1.00 (which increases to 1.30:1.00 starting in March 2026).

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At December 31, 2025, we were in compliance with all financial and operating covenants.

5. Income Taxes

Medical Properties Trust, Inc.

We have maintained and intend to maintain our election as a U.S. REIT under the Code. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to U.S. federal income tax if we distribute 100% of our REIT taxable income to our stockholders and satisfy certain other requirements; instead, income tax is paid directly by our stockholders on the dividends distributed to them. If our REIT taxable income exceeds our dividends in a tax year, REIT tax rules allow us to designate dividends from the subsequent tax year in order to avoid current taxation on undistributed income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates. Taxable income from non-REIT activities managed through our TRS entities is subject to applicable U.S. federal, state, and local income taxes. Our international subsidiaries are also subject to income or withholding taxes in the jurisdictions in which they operate.

Income Tax (Expense) Benefit

From our TRS entities and our foreign operations, income tax (expense) benefit were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Current income tax (expense) benefit:
Domestic	$—	$477	$(7,756)
Foreign	(27,987)	(31,589)	(24,257)
	(27,987)	(31,112)	(32,013)
Deferred income tax (expense) benefit:
Domestic	—	(465)	8,926
Foreign	(10,631)	(12,524)	153,766
	(10,631)	(12,989)	162,692
Income tax (expense) benefit	$(38,618)	$(44,101)	$130,679

A reconciliation of income tax (expense) benefit from the statutory income tax rate to the effective tax rate based on our loss before income taxes for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	For the Years Ended December 31,
	2025*		2024	2023
	Amount	Percent	Amount	Amount
Loss before income tax	$(237,319)	100.0%	$(2,364,186)	$(686,771)
Income tax benefit at the U.S. statutory federal rate	49,837	21.0%	496,479	144,222
State and local income tax, net of federal income tax effect	—	—	—	1,275
Foreign tax effects:
U.K.:
Statutory tax rate difference between U.K. and U.S.	4,193	1.8%	—	—
Changes in valuation allowances	(10,222)	(4.3)%	—	—
Tax impact of U.K. REIT conversion	—	—	—	160,641
Other	1,227	0.5%	—	—
Colombia:
Statutory tax rate difference between Colombia and U.S.	3,826	1.6%	—	—
Changes in valuation allowances	(9,954)	(4.2)%	—	—
Other	(1,713)	(0.7)%	—	—
Other foreign jurisdictions	(3,210)	(1.4)%	—	—
Foreign rate differential	—	—	4,888	(4,122)
Interest disallowance	—	—	(2,965)	(3,421)
Changes in valuation allowances	(46,033)	(19.4)%	(301,468)	(45,692)
Nontaxable or nondeductible items:
U.S. earnings not subject to federal income tax	(26,569)	(11.2)%	(227,080)	(115,189)
Other adjustments	—	—	(13,955)	(7,035)
Total income tax (expense) benefit/effective tax rate	$(38,618)	(16.3)%	$(44,101)	$130,679

*Above is a reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), for the year ended December 31, 2025. As allowed by ASU 2023-09, the 2024 and 2023 columns have not been restated to conform to the 2025 presentation.

The foreign provision for income taxes is based on foreign profit before income taxes of $108.4 million, $127.9 million, and $6.3 million in 2025, 2024, and 2023, respectively.

The domestic provision for income taxes is based on loss before income taxes of $(219.2) million in 2025, $(1.4) billion in 2024, and $(144.5) million in 2023 from our TRS entities.

Income Taxes Paid

The amounts of cash taxes we paid (net of refunds) are as follows (in thousands):

	Year Ended December 31,
	2025
Federal	$(426)
State	63
Foreign	20,884	(1)
Total	$20,521
(1)
Income taxes paid (net of refunds) in the U.K. and Spain were $18.2 million and $1.5 million, respectively, and exceeded 5% of total income taxes paid (net of refunds).

Deferred Income Taxes

At December 31, 2025 and 2024, components of our deferred tax assets and liabilities were as follows (in thousands):

	2025	2024
Deferred tax assets:
Operating loss and interest deduction carryforwards	$334,501	$263,523
Depreciation	70,051	56,089
Partnership investments	143,695	112,892
Impairment and other loss reserves	66,969	101,834
Other	10,263	8,500
Total deferred tax assets	625,479	542,838
Valuation allowance	(489,604)	(418,659)
Total net deferred tax assets	$135,875	$124,179
Deferred tax liabilities:
Property and equipment	$(149,602)	$(145,835)
Net unbilled revenue	(106,088)	(82,170)
Partnership investments	(26,885)	(21,445)
Other	(4,102)	(3,450)
Total deferred tax liabilities	(286,677)	(252,900)
Net deferred tax asset (liability)	$(150,802)	$(128,721)

At December 31, 2025, we had net operating losses ("NOL") and other tax attribute carryforwards as follows (in thousands):

	U.S.	Foreign
Gross NOL carryforwards	$929,887	$569,760

Tax-effected carryforwards and other attributes	$197,555	$129,821
Valuation allowance	(197,555)	(17,462)
Net deferred tax asset - carryforwards and other attributes	$—	$112,359
Expiration periods	2034-indefinite	indefinite

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

During 2025, an additional valuation allowance of $70.9 million has been recorded against a portion of our deferred tax assets to recognize only the components of the deferred tax assets that is more likely than not to be realized. The valuation allowance was primarily recorded against deferred tax assets for NOLs, non-depreciable basis of real property, and other tax attributes that we believe will not be realized. Valuation allowance activity recorded generally follows the activity of the associated deferred tax asset that is not expected to be recognized. From time-to-time, we may acquire deferred tax assets as part of real estate transactions and will assess the need for a valuation allowance as part of the opening balance sheet. Additionally, valuation allowances will be remeasured for foreign currency translation fluctuations through other comprehensive income.

Given the global nature of our business, we are currently and have in the past been subject to tax audits as part of normal course. However, at December 31, 2025, we have no material uncertain tax position liabilities and/or related interest or penalties.

REIT Status

We have met the annual U.S. REIT distribution requirements by payment of at least 90% of our REIT taxable income in 2025, 2024, and 2023. Earnings and profits, which determine the taxability of such distributions, will differ from net income reported for financial reporting purposes due primarily to differences in cost basis, differences in the estimated useful lives used to compute depreciation, and differences between the allocation of our net income and loss for financial reporting purposes and for tax reporting purposes.

A schedule of per share distributions we paid and reported to our stockholders is set forth in the following:

	For the Years Ended December 31,
Per share:	2025		2024	2023
Ordinary dividend (1)	$—		$—	$1.0639
Long-term capital gain (2)	—		—	0.1061
Return of capital	0.3200		0.3800	—
Total	$0.3200	(3)	$0.3800	$1.1700

(1)
For the year ended December 31, 2023, includes Section 199A dividends of 1.0639.
(2)
For the year ended December 31, 2023, includes Unrecaptured Section 1250 gains of 0.1061.
(3)
The dividend declared on November 17, 2025 and paid January 8, 2026 will be applicable to the 2026 tax year and thus is not reflected in the table above.

Similar to our U.S. REIT, we have met all requirements of our U.K. REIT as of December 31, 2025.

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

6. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Non-controlling interests’ share in earnings	(1,112)	(1,984)	(384)
Participating securities’ share in earnings	(889)	(946)	(1,644)
Net loss, less participating securities’ share in earnings	$(277,938)	$(2,411,217)	$(558,120)
Denominator:
Basic weighted-average common shares	600,892	600,248	598,518
Dilutive potential common shares(1)	—	—	—
Diluted weighted-average common shares	600,892	600,248	598,518

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(275,937)	$(2,408,287)	$(556,092)
Non-controlling interests’ share in earnings	(1,112)	(1,984)	(384)
Participating securities’ share in earnings	(889)	(946)	(1,644)
Net loss, less participating securities’ share in earnings	$(277,938)	$(2,411,217)	$(558,120)
Denominator:
Basic weighted-average units	600,892	600,248	598,518
Dilutive potential units(1)	—	—	—
Diluted weighted-average units	600,892	600,248	598,518

(1)
The above computation of diluted earnings per share does not include 112,452, 17,162, and 32,382 potential common shares/units for the years ended December 31, 2025, 2024, and 2023, respectively.

7. Stock Awards

Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, RSUs, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 8.0 million shares remain available for future stock awards as of December 31, 2025. The Equity Incentive Plan contains a limit of 5 million shares as the maximum number of shares of common stock that may be awarded to an individual in any fiscal year. Awards under the Equity Incentive Plan are subject to forfeiture due to termination of employment prior to vesting and/or from not achieving the respective performance/market conditions. In the event of a change in control, outstanding and unvested options will immediately vest, unless otherwise provided in the participant’s award or employment agreement, and restricted stock, restricted stock units, deferred stock units, and other stock-based awards will vest if so provided in the participant’s award agreement. The term of the awards is set by the Compensation Committee, though Incentive Stock Options may not have terms of more than ten years. Forfeited awards (along with shares withheld for payroll tax withholding purposes) are returned to the Equity Incentive Plan and are then available to be re-issued as future awards. For each share of common stock issued by Medical Properties Trust, Inc. pursuant to its Equity Incentive Plan, the Operating Partnership issues a corresponding number of Operating Partnership units.

For the past three years, we have only granted restricted stock and RSUs pursuant to our Equity Incentive Plan. These awards have been granted in the form of service-based awards, performance awards based on company-specific performance hurdles, and market-based awards. See below for further details on each of these awards:

Service-Based Awards

In 2025, 2024, and 2023, the Compensation Committee granted service-based awards to employees and non-employee directors. Service-based awards vest as the employee/director provides the required service (typically over three years). Dividends are generally paid on these awards prior to vesting.

Performance-Based Awards

In 2023, the Compensation Committee granted performance-based awards to employees. Generally, dividends are not paid on performance awards until the award is earned. See below for details of our 2023 performance-based award grants.

In 2023, a target number of stock awards were granted to employees that could be earned based on the achievement of specific performance thresholds as set by our Compensation Committee. The performance thresholds were based on a three-year period with the opportunity to earn a portion of the award earlier. More or less shares than the target number of shares were available to be earned based on our performance compared to the set thresholds. At the end of each of the performance periods, any earned shares during such period vested on January 1 of the following calendar year. The performance thresholds were based on strategic transactions

(including new investments and proceeds from individual property disposals and larger asset disposals through joint venture transactions) and EBITDA.

Certain performance awards granted were subject to a modifier which increases or decreases the actual shares earned in each performance period. The modifier for the 2023 awards was based on two components: 1) how our total shareholder return (“TSR”) compared to the Dow Jones U.S. Real Estate Health Care Index and 2) how our TSR compared to a threshold set by the Compensation Committee.

The three-year performance period for these awards ended in 2025 and resulted in a $10.9 million reduction of expense as less shares were earned than our previous estimate.

Market-Based Awards

In 2025, 2024, and 2023, the Compensation Committee granted market-based awards to employees. Generally, dividends are not paid on market-based awards until the award is earned. See details below of such market-based award grants.

On September 24, 2025, a target number of market-based restricted stock awards were granted to employees other than the Company’s Chief Executive Officer and Chief Financial Officer. These shares will be earned at the target level only if the Company’s total shareholder return reaches 20%, with the opportunity to earn up to three times target if the Company’s total shareholder return reaches higher hurdles during the three-year period ending April 14, 2028. The actual number of shares to be earned pursuant to these awards will be determined based on a total shareholder return achieved by a trailing 20-trading day average closing price of the Company’s common stock, assuming contemporaneous reinvestment in such common stock of all dividends and other distributions. The baseline price of common stock used in determining total shareholder return is $5.44. Earned shares will vest in equal quarterly installments over one year following the date that the Compensation Committee makes a determination of achievement of the performance metrics, subject to the grantee’s continued employment through such date, provided that all unvested earned shares will vest in full following the end of the performance period.

On April 15, 2025, the Compensation Committee granted 621,061 market-based RSUs to the Company’s Chief Executive Officer and Chief Financial Officer at the target level of achievement. The RSUs may be settled only in cash, and the cash payment will be calculated based on the average closing price of the Company’s common stock on the five trading days ending on the vesting date. The RSUs are earned at the target level if the Company’s total shareholder return reaches 20%, with the opportunity to earn up to three times target if the Company’s total shareholder return reaches higher hurdles during the three-year period ending on April 14, 2028. The actual number of RSUs to be earned pursuant to these awards will be determined based on a total shareholder return achieved by a trailing 20-trading day average closing price of the Company’s common stock, assuming contemporaneous reinvestment in such common stock of all dividends and other distributions. The baseline price of common stock used in determining total shareholder return is the closing price of the common stock on April 15, 2025, of $5.44. Earned RSUs will become vested on the earlier of equal quarterly installments over the first year from the date the RSUs are earned or the date that the Committee makes a determination of achievement of the performance metrics following the end of the three-year performance period, subject to the grantee’s continued employment through such date, provided that all unvested earned RSUs will vest in full following the end of the performance period.

On March 8, 2024, the Compensation Committee granted 2,700,000 market-based RSUs to the Company's Chief Executive Officer and Chief Financial Officer at the target level of achievement, which would represent a 67% increase in the market price of our common stock at time of grant. The RSUs may be settled only in cash, and the cash payment will be calculated based on the average closing price of the Company's common stock on the five trading days ending on the vesting date. The RSUs will be earned at the target level only if the Company's share price increases to $7.00 per share, with the opportunity to earn up to three times target if the Company's share price reaches higher stock price hurdles. The actual number of shares to be earned pursuant to these awards will be determined based on a trailing 20-trading day average closing price of the Company's common stock during the four-year period ending December 31, 2027. Earned RSUs will become vested on the earlier of equal quarterly installments over the first year from the date the RSUs are earned or the date that the Committee makes a determination of achievement of the performance metrics following the end of the four-year performance period, subject to the grantee’s continued employment through such date, provided that all unvested earned RSUs will vest in full following the end of the performance period.

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

The following summarizes award activity in 2025 and 2024 (which includes awards granted in 2025, 2024, and any applicable prior years), respectively:

For the Year Ended December 31, 2025:

	Vesting Based on Service		Vesting Based on Market/Performance Conditions
	Shares	Weighted-Average Value at Award Date	Shares		Weighted-Average Value at Award Date
Nonvested awards at beginning of the year	1,641,500	$6.50	10,313,221		$9.33
Awarded	2,538,451	$5.24	1,347,895		$11.00
Vested	(1,550,294)	$6.63	(89,065)		$22.11
Forfeited	(21,493)	$5.77	(3,689,223)		$11.89
Nonvested awards at end of year	2,608,164	$5.20	7,882,828	(1)	$8.97
(1)
Reflects the maximum share payout of certain market-based awards granted in 2023, 2024, and 2025. However, share payout at target level for these market-based awards would result in nonvested awards at December 31, 2025 of 3.1 million shares.

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

Additionally, the market-based RSUs granted in 2025 and 2024 (not included in the tables above) with cash-settlement features are nonvested as of December 31, 2025. These liability-type awards are adjusted to fair value on a quarterly basis using a Monte Carlo valuation model, which used the following assumptions for grant date and quarterly valuations for the year ended December 31, 2025: (i) common stock price at measurement date, (ii) annual equity volatility ranging from 59.0% to 62.0%, (iii) risk-free rate ranging from 3.47% to 3.89%, and (iv) dividend yield ranging from 5.31% to 7.42%. The grant date fair value of the RSUs awarded April 15, 2025 was $8.1 million, and the fair value of the RSUs awarded March 8, 2024 was $13.3 million, and none of these RSUs were earned, vested, or forfeited as of December 31, 2025.

The value of stock-based awards is charged to compensation expense over the service periods. For the years ended December 31, 2025, 2024, and 2023, we recorded $15.1 million, $28.4 million, and $33.3 million, respectively, of non-cash compensation expense. For the years ended December 31, 2025 and 2024, we also recorded $10.6 million and $4.6 million, respectively, of compensation expense for the RSUs with cash-settlement features, and we had a corresponding $15.2 million and $4.6 million liability as of December 31, 2025 and 2024, respectively.

The remaining unrecognized cost from equity-settled awards at December 31, 2025, is $17.9 million, which will be recognized over a weighted-average period of 0.93 years. The remaining unrecognized cost from cash-settled awards at December 31, 2025, is $14.3 million, which will be recognized over a derived service period of 1.38 years as of December 31, 2025. Stock-based awards that vested in 2025, 2024, and 2023, had a value of $7.7 million, $10.9 million, and $22.5 million, respectively.

8. Contingencies

As part of the global settlement with Steward discussed in Note 3, upon completion of the transfers to the new operators and satisfaction of certain other conditions, in addition to approval by relevant state and local regulators, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we have established an approximate $16 million reserve at December 31, 2025, for certain obligations due to third parties associated with properties formerly leased to Steward.

We are, or were, party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). This class action complaint was amended on September 22, 2023 and alleged that we made material misstatements or omissions relating to the financial health of certain of our tenants. On September 26, 2024, the Court dismissed the amended complaint with prejudice, and the plaintiff thereafter moved the Court to alter its judgment. On August 14, 2025, the Court denied the plaintiff's motion and dismissed the amended complaint with prejudice.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Northern District of Alabama on October 19, 2023 (Case No. 2:23- cv-01415) and December 7, 2023 (Case No. 2:23-cv-01667). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both made allegations similar to those made in the now-dismissed Alabama securities lawsuit described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. After the related securities case was dismissed, the plaintiffs in these derivative actions each filed a notice of voluntary dismissal and these cases have now been dismissed without prejudice.

Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471), June 28, 2024 (Case No. 1:24-cv-01899), and July 26, 2024 (Case No. 1 24-cv-02173). The Company was named as a nominal defendant. These shareholder derivative complaints made allegations similar to those made in the now-dismissed Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. After the related securities case was dismissed, the plaintiffs in these derivative actions each filed a notice of voluntary dismissal and each of these cases has now been dismissed without prejudice.

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

9. Common Stock/Partner’s Capital

Medical Properties Trust, Inc.

On October 28, 2025, the Board of Directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $150 million of common stock, par value $0.001 per share. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in the open market or in privately negotiated transactions. In 2025, we repurchased 4.5 million shares for a total of $23.4 million.

On August 11, 2025, we entered into an at-the-market equity offering program (the "ATM Program"), which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. As of December 31, 2025, we had not sold any shares under the ATM Program.

MPT Operating Partnership, L.P.

At December 31, 2025, the Operating Partnership is made up of a general partner, Medical Properties Trust, LLC (“General Partner”) and limited partners, including the Company (which owns 100% of the General Partner) and MPT TRS, Inc. (which is 100% owned by the General Partner). By virtue of its ownership of the General Partner, the Company has a 100% ownership interest in the Operating Partnership.

In regard to distributions, the Operating Partnership shall distribute cash at such times and in such amounts as are determined by the General Partner in its sole and absolute discretion, to common unit holders who are common unit holders on the record date. However, per the Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P. (“Operating Partnership Agreement”), the General Partner shall use its reasonable efforts to cause the Operating Partnership to distribute amounts sufficient to enable the Company to pay stockholder dividends that will allow the Company to (i) meet its distribution requirement for qualification as a REIT and (ii) avoid any U.S. federal income or excise tax liability imposed by the Code, other than to the extent the Company elects to retain and pay income tax on its net capital gain. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for distribution purposes.

The Operating Partnership’s net income will generally be allocated first to the General Partner to the extent of any cumulative losses and then to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership. Any losses of the Operating Partnership will be allocated pro-rata to the partners in accordance with their respective percentage interests in the common units issued by the Operating Partnership until their adjusted capital balances are reduced to zero, then to the General Partner. In accordance with the Operating Partnership Agreement, LTIP units are treated as common units for purposes of income and loss allocations. Limited partners have the right to require the Operating Partnership to redeem part or all of their common units. It is at the Operating Partnership’s discretion to redeem such common units for cash based on the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption or, alternatively, redeem the common units for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, or similar events. LTIP units must wait two years from the issuance of the LTIP units to be redeemed, and then converted to common units. No LTIP units exist at December 31, 2025.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	December 31, 2025			December 31, 2024
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$19,210		$19,907	$36,327		$36,432
Loans(1)	624,243	(2)	624,369	467,120	(2)	470,380
Debt, net	(9,697,835)		(8,980,547)	(8,848,112)		(7,301,395)

(1)
Includes all loan investments other than those accounted for under the fair value option method, as noted below.
(2)
Includes $7.5 million and $7.9 million of mortgage loans, a $388.9 million and $315.5 million shareholder loans included in investments in unconsolidated real estate joint ventures, $45.4 million and $39.7 million of loans that are part of our investments in unconsolidated operating entities, and $182.4 million and $104.0 million of other loans at December 31, 2025 and December 31, 2024, respectively.

Items Measured at Fair Value on a Recurring Basis

Our equity investment and related loan to the international joint venture, our loan investment in the real estate of three hospitals operated by subsidiaries of the international joint venture in Colombia, and our investment in PHP Holdings (which was sold in July 2025) are measured at fair value on a recurring basis as we elected to account for these investments using the fair value option at the point of initial investment. We elected to account for these investments at fair value due to the size of the investments and because we believed this method was more reflective of current values.

At December 31, 2025 and 2024, the amounts recorded under the fair value option method were as follows (in thousands):

	December 31, 2025		December 31, 2024
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$116,113	$151,692	$111,985	$129,968	Mortgage loans
Equity investment and other loans	4,285	264,160	154,229	910,594	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in the international joint venture and our investment in PHP Holdings (as of December 31, 2024 only) are recorded at fair value by using a market approach (for our equity investment in the international joint venture) and a market approach based on the agreed upon price in the transaction (for our investment in PHP Holdings), which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of these investments as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices. For the market approach model used for our investment in PHP Holdings (as of December 31, 2024 only), our unobservable inputs include purchase price adjustments related to expected balance sheet values at the time of the transaction close, and an adjustment for a marketability discount ("DLOM") of 14.2%. In regard to the underlying projections used in the discounted cash flow model for our investment in the international joint venture, such projections are provided by the investees. However, we may modify such projections as needed based on our review and analysis of historical results, meetings with key members of management, and our understanding of trends and developments within the healthcare industry.

In 2025, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $169 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings. In 2024, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $790 million, primarily related to the loan to the international joint venture and our investment in PHP Holdings.

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

2023

To assess recovery of our non-real estate investments in Steward in 2023, along with the $219 million loan to the international joint venture that was collateralized by the equity of Steward held by an investor in both Steward and the international joint venture, we performed a valuation of Steward's business at December 31, 2023, with assistance from a third-party, independent valuation firm, using a market valuation approach, with Level 3 inputs including the selected revenue multiple range of 0.50x to 0.60x in reference to comparable transactions. After reducing the derived fair value for the loans to Steward discussed above, we arrived at a fair value for Steward's equity. We then compared our equity investment's carrying value to our 9.9% share of the fair value of Steward's equity, which resulted in the need for an impairment charge of approximately $90 million. The value of the investor's share of the remaining 90.1% of Steward's equity that collateralized the loan to the international joint venture was deemed sufficient to support recovery of this investment at that time.

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

11. Leases (Lessee)

We lease the land underlying certain of our facilities (for which we typically sublease to our tenants), along with certain corporate offices and equipment. Our leases have remaining lease terms that vary in years, and some of the leases have initial fixed terms (or renewal options available) that extend the leases up to, or just beyond, the depreciable life of the properties that occupy the leased land. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at lease commencement date in determining the present value of future payments.

The following is a summary of our lease expense (in thousands):

	Income Statement	For the Years Ended December 31,
	Classification	2025	2024	2023
Operating lease cost (1)	(2)	$9,254	$10,725	$11,653
Finance lease cost:
Amortization of right-of-use assets	Real estate depreciation and amortization	51	51	51
Interest on lease liabilities	Interest	128	128	128
Sublease income	Other	(2,425)	(3,259)	(4,178)
Total lease cost		$7,008	$7,645	$7,654

(1)
Includes short-term leases.
(2)
$4.1 million, $5.1 million, and $6.0 million included in “Property-related”, with the remainder reflected in the “General and administrative” line of our consolidated statements of net income for 2025, 2024, and 2023, respectively.

Fixed minimum payments due over the remaining lease term under non-cancelable leases of more than one year and amounts to be received in the future from non-cancelable subleases over their remaining lease term at December 31, 2025 are as follows (amounts in thousands):

	Operating Leases	Finance Leases	Amounts To Be Received From Subleases	Net Payments
2026	$7,109	$133	$(2,877)	$4,365
2027	6,567	134	(2,515)	4,186
2028	6,648	135	(2,516)	4,267
2029	6,706	137	(2,518)	4,325
2030	6,733	138	(2,525)	4,346
Thereafter	160,583	4,106	(38,522)	126,167	(1)
Total undiscounted minimum lease payments	$194,346	$4,783	$(51,473)	$147,656
Less: interest	(122,351)	(2,850)
Present value of lease liabilities	$71,995	$1,933

(1)
Reflects certain ground leases, in which we are the lessee, that have longer initial fixed terms than our existing sublease to our tenants. However, we would expect to either renew the related sublease, enter into a lease with a new tenant, or attempt to early terminate the ground lease to reduce or avoid any significant impact from such ground leases.

Supplemental balance sheet information is as follows (in thousands, except lease terms and discount rate):

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Right of use assets:
Operating leases - real estate	Land	$43,801	$46,881
Finance leases - real estate	Land	1,581	1,632
Total real estate right of use assets		$45,382	$48,513
Operating leases - corporate	Other assets	17,641	20,701
Total right of use assets		$63,023	$69,214

Lease liabilities:
Operating leases	Obligations to tenants and other lease liabilities	$71,995	$78,585
Financing leases	Obligations to tenants and other lease liabilities	1,933	1,936
Total lease liabilities		$73,928	$80,521

Weighted-average remaining lease term:
Operating leases		33.4	32.6
Finance leases		30.9	31.9
Weighted-average discount rate:
Operating leases		6.1%	6.1%
Finance leases		6.6%	6.6%

The following is supplemental cash flow information (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,013	$8,447	$8,210
Operating cash flows used for finance leases	131	130	129

12. Other Assets

The following is a summary of our other assets on our consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Debt issue costs, net(1)	$3,265	$5,675
Other corporate assets	372,751	330,638
Prepaids and other assets	188,024	135,091
Total other assets	$564,040	$471,404
(1)
Relates to our revolving credit facility

Other corporate assets include building, land and land improvements associated with our corporate headquarters, furniture and fixtures, equipment, corporate vehicles, aircraft, enterprise and other software, deposits, and right-of-use assets associated with corporate leases. Included in prepaids and other assets is prepaid insurance, prepaid taxes, deferred income tax assets (net of valuation allowances, if any), non-tenant receivables, derivative assets, and lease incentives provided to tenants, among other items.

Other corporate assets increased in 2025 primarily due to additional funding of our new corporate headquarters, which we have recently completed. Remaining funding costs are estimated to be between $10 million and $15 million. Prepaids and other assets increased in 2025 primarily due to lease incentives provided to tenants as previously described in Note 3 to the consolidated financial statements.

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

14. Subsequent Events

Subsequent to December 31, 2025, we moved seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. With this move, we plan to adjust the deferred tax liabilities associated with these entities, which we expect will result in an approximate $40 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT.

On February 12, 2026, we announced that our Board of Directors declared a regular quarterly cash dividend of $0.09 per share of common stock to be paid on April 9, 2026, to shareholders of record on March 12, 2026.

On February 13, 2026, we closed on the acquisition of one property in Germany for approximately €23 million to be leased to MEDIAN.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2025 based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the internal control over financial reporting for Medical Properties Trust, Inc. was effective.

The effectiveness of the internal control over financial reporting for Medical Properties Trust, Inc. as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Management has undertaken an assessment of the effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2025, based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the internal control over financial reporting for MPT Operating Partnership, L.P. was effective.

The effectiveness of the internal control over financial reporting for MPT Operating Partnership, L.P. as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting. There has been no change in the internal control over financial reporting for MPT Operating Partnership, L.P. during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2025, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

The other information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2026.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2026.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2026.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2026.

ITEM 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Birmingham, Alabama, PCAOB Auditor ID 238. The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed by us with the Commission not later than April 30, 2026.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Index of Financial Statements of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. which are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Medical Properties Trust, Inc.	65
MPT Operating Partnership, L.P.	67

Medical Properties Trust, Inc.
Consolidated Balance Sheets as of December 31, 2025 and 2024	69
Consolidated Statements of Net Income for the Years Ended December 31, 2025, 2024, and 2023	70
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025, 2024, and 2023	71
Consolidated Statements of Equity for the Years Ended December 31, 2025, 2024, and 2023	72
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	73

MPT Operating Partnership, L.P.
Consolidated Balance Sheets as of December 31, 2025 and 2024	74
Consolidated Statements of Net Income for the Years Ended December 31, 2025, 2024, and 2023	75
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025, 2024, and 2023	76
Consolidated Statements of Capital for the Years Ended December 31, 2025, 2024, and 2023	77
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023	78

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.
Notes to Consolidated Financial Statements	79
Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024, and 2023	126
Schedule III — Real Estate and Accumulated Depreciation at December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024, and 2023	127
Schedule IV — Mortgage Loans on Real Estate at December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024, and 2023	135

(b) Exhibits

Exhibit Number	Description	Form	File Number	Exhibit Number	Filing Date
3.1	Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	S-11/A	333-119957	3.1	January 6, 2005
3.2	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.1	November 10, 2005
3.3	Articles of Amendment of Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 13, 2009
3.4	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	January 31, 2012
3.5	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	June 26, 2015
3.6	Articles of Amendment to Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	10-Q	001-32559	3.2	August 10, 2015
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 8, 2019
3.8	Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 24, 2009
3.9	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.2	June 26, 2015

3.10	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	November 16, 2016
3.11	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	February 22, 2017
3.12	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 25, 2018
3.13	Amendment to Second Amended and Restated Bylaws of Medical Properties Trust, Inc.	8-K	001-32559	3.1	May 22, 2020
4.1	Form of Common Stock Certificate	S-11/A	333-119957	4.1	January 6, 2005
4.2	Description of Securities of Medical Properties Trust, Inc. Registered under Section 12 of the Securities Exchange Act, as amended	10-K	001-32559	4.2	February 27, 2020
4.3	Indenture, dated as of October 10, 2013, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the Subsidiary Guarantors and Wilmington Trust, N.A., as Trustee.	8-K	001-32559	4.1	October 16, 2013
4.4	Twelfth Supplemental Indenture, dated as of September 21, 2017, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	10-Q	001-32559	4.1	November 9, 2017
4.5	Thirteenth Supplemental Indenture, dated as of July 26, 2019, by and among MPT Operating Partnership, L.P., and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	July 29, 2019
4.6	Fifteenth Supplemental Indenture, dated as of December 5, 2019, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as initial paying agent, and Elavon Financial Services DAC, as initial registrar and transfer agent.	8-K	001-32559	4.4	December 11, 2019
4.7	Sixteenth Supplemental Indenture, dated as of December 4, 2020, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc. as parent and guarantor, and Wilmington Trust, National Association, as trustee.	8-K	001-32559	4.2	December 7, 2020
4.8	Eighteenth Supplemental Indenture, dated as of March 24, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.4	March 29, 2021
4.9	Nineteenth Supplemental Indenture, dated as of October 6, 2021, by and among MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, Wilmington Trust, National Association, as trustee, and Elavon Financial Services DAC, as initial paying agent, registrar and transfer agent	8-K	001-32559	4.2	October 13, 2021
4.10	Indenture, dated as of February 13, 2025, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee, dollar paying agent, dollar registrar, dollar transfer agent and notes collateral agent, and U.S. Bank Europe DAC, as euro paying agent, euro registrar and euro transfer agent	8-K	001-32559	4.1	February 18, 2025

4.11	Twentieth Supplemental Indenture, dated as of February 28, 2025, among MPT Springstone REIT, Inc., as subsidiary guarantor, and MPT Operating Partnership, L.P. and MPT Finance Corporation, as issuers, Medical Properties Trust, Inc., as parent and guarantor, and Wilmington Trust, National Association, as trustee	10-K	001-32559	4.11	March 3, 2025
10.1	Second Amended and Restated Agreement of Limited Partnership of MPT Operating Partnership, L.P.	8-K	001-32559	10.1	August 6, 2007
10.2	Medical Properties Trust, Inc. Amended and Restated 2019 Equity Incentive Plan***	DEF 14A	001-32559	A	April 28, 2022
10.3	Form of Stock Option Award***	8-K	001-32559	10.2	October 18, 2005
10.4	Form of Restricted Stock Award***	8-K	001-32559	10.4	October 18, 2005
10.5	Form of Deferred Stock Unit Award***	8-K	001-32559	10.5	October 18, 2005
10.6	Form of Award Agreement for Restricted Stock***	8-K	001-32559	10.1	December 14, 2023
10.7	Form of Award Agreement for Restricted Stock Units***	8-K	001-32559	10.1	March 14, 2024
10.8	Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 10, 2003***	S-11/A	333-119957	10.3	January 6, 2005
10.9	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated March 8, 2004***	S-11/A	333-119957	10.4	January 6, 2005
10.10	Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 10, 2003***	S-11/A	333-119957	10.6	January 6, 2005
10.11	Form of Indemnification Agreement between Medical Properties Trust, Inc. and executive officers and directors***	S-11/A	333-119957	10.55	July 5, 2005
10.12	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated September 29, 2006***	10-K	001-32559	10.58	March 14, 2008
10.13	First Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated September 29, 2006***	10-K	001-32559	10.59	March 14, 2008
10.14	Second Amendment to Employment Agreement between Medical Properties Trust, Inc. and Richard S. Hamner, dated January 1, 2008***	10-K	001-32559	10.76	March 13, 2009
10.15	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and R. Steven Hamner, dated January 1, 2009***	10-K	001-32559	10.77	March 13, 2009
10.16	Third Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2008***	10-K	001-32559	10.78	March 13, 2009
10.17	Fourth Amendment to Employment Agreement between Medical Properties Trust, Inc. and Edward K. Aldag, Jr., dated January 1, 2009***	10-K	001-32559	10.79	March 13, 2009
10.18	Amended and Restated Subscription Agreement dated as of June 7, 2018 by and among MPT Operating Partnership, L.P., Primotop Holding, S.a.r.l. and MPT RHM Holdco S.a.r.l.	10-Q	001-32559	10.1	August 9, 2018
10.19	Real Property Asset Purchase Agreement, dated as of July 10, 2019, by and among Prospect Medical Holdings, Inc., as “Prospect Medical Holdings”, and subsidiaries of Prospect Medical Holdings, as the “Prospect Medical Subsidiaries”, and subsidiaries of MPT Operating Partnership, L.P., as the “MPT Parties”.	10-Q	001-32559	10.2	November 12, 2019
10.20	Form of Lease Agreement between certain subsidiaries of MPT Operating Partnership, L.P., as Lessor, and Circle Health Ltd. and certain of its subsidiaries, as Lessee	10-Q	001-32559	10.1	August 7, 2020
10.21	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of June 29, 2022, among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of	8-K	001-32559	1.1	July 6, 2022

	America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent
10.22	Amendment No. 1 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 12, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the several lenders from time to time party thereto, Bank of America, N.A., as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-32559	10.1	August 9, 2024
10.23	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 6, 2024, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q/A	001-32559	10.1	November 13, 2024
10.24	Amendment No. 3 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 13, 2025, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., the Guarantors party hereto, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-32559	10.1	February 18, 2025
19.1	Compensation Recovery Policy	10-K	001-32559	19.1	February 29, 2024
19.2	Insider Trading Policy	10-K	001-32559	19.2	February 29, 2024
21.1*	Subsidiaries of Medical Properties Trust, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (Medical Properties Trust, Inc.)
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (MPT Operating Partnership, L.P.)
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

Date: February 26, 2026

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

Signature	Title	Date

/s/ Edward K. Aldag, Jr. Edward K. Aldag, Jr.	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ R. Steven Hamner R. Steven Hamner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2026

/s/ G. Steven Dawson G. Steven Dawson	Director	February 26, 2026

/s/ Caterina A. Mozingo Caterina A. Mozingo	Director	February 26, 2026

/s/ Emily W. Murphy	Director	February 26, 2026
Emily W. Murphy

/s/ Elizabeth N. Pitman Elizabeth N. Pitman	Director	February 26, 2026

/s/ D. Paul Sparks, Jr. D. Paul Sparks, Jr.	Director	February 26, 2026

/s/ Michael G. Stewart Michael G. Stewart	Director	February 26, 2026

/s/ C. Reynolds Thompson, III C. Reynolds Thompson, III	Director	February 26, 2026

Schedule II: Valuation and Qualifying Accounts

Medical Properties Trust, Inc. and MPT Operating Partnership, L.P.

December 31, 2025

		Additions			Deductions
Year Ended December 31,	Balance at Beginning of Year(1)	Charged Against Operations(1)		Charged to Other Accounts	Net Recoveries/ Write-offs(1)		Balance at End of Year(1)
	(In thousands)
2025	$2,165,754	$602,464	(2)	$—	$(426,550)	(3)	$2,341,668
2024	$878,318	$2,783,001	(4)	$—	$(1,495,565)	(5)	$2,165,754
2023	$393,057	$755,627	(6)	$—	$(270,366)	(7)	$878,318

(1)
Includes real estate impairment reserves, allowances for doubtful accounts, straight-line rent reserves, credit loss reserves, tax valuation allowances, and other reserves.
(2)
Represents approximately $170 million of increase in credit loss reserves on loans and financing-type investments (primarily related to Prospect as further described in Note 3 to Item 8 of this Annual Report on Form 10-K), an approximate $350 million increase in accounts receivable reserves, and an approximate $10 million increase to real estate impairment reserves. Also includes approximately $70 million of increase in valuation allowances to reserve against our net deferred tax assets in 2025.
(3)
Includes a $191 million decrease in accounts receivable reserves and an approximate $130 million decrease in credit loss reserves on loans (primarily related to Prospect as further described in Note 3 to Item 8 of this Annual Report on Form 10-K, as well as the Vibra restructuring transaction), and an approximate $100 million decrease in real estate impairment reserves related to disposals in 2025.
(4)
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
(5)
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
(6)
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
(7)
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

SCHEDULE III — REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2025

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Aberdeen, UK	Acute care general hospital	$4,501	$106,607	$—	$—	$4,501	$106,607	$111,108	$16,045	$47,809		1985	January 9, 2020	40
Algeciras, Spain	Acute care general hospital	554	8,749	—	—	554	8,749	9,303	882	—		1997	April 29, 2022	40
Altoona, WI	Acute care general hospital	—	35,500	—	—	—	35,500	35,500	8,234	—	(3)	2014	August 31, 2014	40
Altrincham, UK	Behavioral health facility	15,499	26,606	—	—	15,499	26,606	42,105	2,494	—	(3)	1890, 2014	December 9, 2022	40
Alvin, TX	Freestanding ER	105	4,087	—	—	105	4,087	4,192	1,177	—	(3)	2014	March 19, 2014	40
Arnold, UK	Behavioral health facility	505	10,496	—	—	505	10,496	11,001	1,296	—	(3)	2008	June 25, 2021	40
Ashtead, UK	Acute care general hospital	39,969	74,936	—	—	39,969	74,936	114,905	12,400	—	(3)	1981	August 16, 2019	40
Austin, TX	Freestanding ER	3,507	4,200	—	—	3,507	4,200	7,707	955	—		2017	March 2, 2017	40
Avondale, AZ	Behavioral health facility	5,383	64,650	8,281	—	5,383	72,931	78,314	7,320	—	(3)	2016	October 19, 2021	40
Ayr, UK	Behavioral health facility	17,982	51,498	—	—	17,982	51,498	69,480	5,917	—	(3)	2004	June 25, 2021	40
Bad Salzuflen, Germany	Rehabilitation hospital	11,176	28,283	—	—	11,176	28,283	39,459	6,233	—	(3)	1974, 2016	November 30, 2017	40
Bad Salzuflen, Germany	Rehabilitation hospital	7,595	24,873	—	—	7,595	24,873	32,468	5,221	—	(3)	1989, 2016	November 30, 2017	40
Bad Oeynhausen, Germany	Rehabilitation hospital	1,198	2,928	—	—	1,198	2,928	4,126	662	—	(3)	1973, 2010	November 30, 2017	40
Bakersfield, CA	Rehabilitation hospital	2,178	45,253	—	—	2,178	45,253	47,431	4,337	—	(3)	2022	May 15, 2020	40
Barby, Germany	Rehabilitation hospital	1,938	21,619	—	—	1,938	21,619	23,557	1,681	—	(3)	1995	April 19, 2023	40
Basingstoke, UK	Acute care general hospital	13,677	53,123	—	—	13,677	53,123	66,800	8,049	34,016		1984	January 9, 2020	40
Bassenheim, Germany	Rehabilitation hospital	1,179	5,628	—	—	1,179	5,628	6,807	1,079	—	(3)	1887, 1983	February 9, 2019	39
Bath, UK	Acute care general hospital	1,597	33,105	—	—	1,597	33,105	34,702	9,518	—	(3)	2008, 2009	July 1, 2014	40
Bath, UK	Acute care general hospital	7,613	13,816	—	—	7,613	13,816	21,429	2,153	16,326		1992	January 9, 2020	40
Beckenham, UK	Acute care general hospital	5,781	22,172	—	—	5,781	22,172	27,953	3,347	15,750		1981	January 9, 2020	40
Bedford, UK	Acute care general hospital	1,630	7,942	42	—	1,630	7,984	9,614	1,213	8,489		1982	January 9, 2020	40
Bellflower, CA	Behavioral health facility	10,155	21,296	—	—	10,155	21,296	31,451	88	—		1972	August 23, 2019	21
Big Spring, TX	Acute care general hospital	1,655	21,254	815	—	1,655	22,069	23,724	4,028	—		1973	April 12, 2019	41
Birmingham, UK	Behavioral health facility	981	10,753	—	—	981	10,753	11,734	760	—	(3)	1864, 2009	April 14, 2023	40
Birmingham, UK	Acute care general hospital	8,276	44,683	—	—	8,276	44,683	52,959	6,144	—	(3)	2017	April 3, 2017	40
Birmingham, UK	Acute care general hospital	10,437	99,353	—	—	10,437	99,353	109,790	15,057	—	(3)	1982	January 9, 2020	40
Birmingham, UK	Rehabilitation hospital	—	18,375	—	—	—	18,375	18,375	2,527	—	(3)	2018	June 29, 2020	40
Birmingham, UK	Behavioral health facility	436	20,284	—	—	436	20,284	20,720	2,445	—	(3)	1900, 1984, 2016	June 25, 2021	40
Blackburn, UK	Acute care general hospital	2,816	53,982	—	—	2,816	53,982	56,798	8,146	25,085		1957	January 9, 2020	40
Blackburn, UK	Behavioral health facility	21,201	57,514	—	—	21,201	57,514	78,715	7,094	—	(3)	1930	June 25, 2021	40
Blue Springs, MO	Acute care general hospital	4,347	23,494	—	—	4,347	23,494	27,841	6,737	—		1980	February 13, 2015	40
Boardman, OH	Long term acute care hospital	79	275	—	—	79	275	354	49	—		2008	August 30, 2019	40
Boise, ID	Long term acute care hospital	1,558	11,027	—	—	1,558	11,027	12,585	1,786	—		2008	February 29, 2012	50
Bolton, UK	Acute care general hospital	1,678	47,136	—	—	1,678	47,136	48,814	7,095	22,412		1989	January 9, 2020	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Bossier City, LA	Long term acute care hospital	900	17,818	944	—	900	18,762	19,662	8,126	—	(3)	1982	April 1, 2008	40
Bowling Green, KY	Rehabilitation hospital	3,486	56,296	3,550	—	3,486	59,846	63,332	10,251	—		1992	August 30, 2019	40
Brandis, Germany	Rehabilitation hospital	2,358	25,958	—	—	2,358	25,958	28,316	2,074	—	(3)	1995	April 19, 2023	40
Braunfels, Germany	Acute care general hospital	2,314	14,415	8	—	2,314	14,423	16,737	3,825	—	(3)	1977	June 30, 2015	40
Bristol, UK	Behavioral health facility	4,980	39,538	—	—	4,980	39,538	44,518	3,270	—	(3)	1790, 2014	December 9, 2022	40
Bromley, UK	Behavioral health facility	7,646	16,428	—	—	7,646	16,428	24,074	2,053	—	(3)	1714, 1830, 2021	June 25, 2021	40
Bury, UK	Behavioral health facility	9,007	20,524	—	—	9,007	20,524	29,531	2,664	—	(3)	2003	June 25, 2021	40
Bussage, UK	Behavioral health facility	8,986	3,972	—	—	8,986	3,972	12,958	500	—	(3)	1970	June 25, 2021	40
Cadiz, Spain	Acute care general hospital	319	7,234	—	—	319	7,234	7,553	711	—		2000	April 29, 2022	40
Canterbury, UK	Acute care general hospital	9,722	29,202	—	—	9,722	29,202	38,924	4,415	20,342		1982	January 9, 2020	40
Carmarthen, UK	Acute care general hospital	963	27,071	—	—	963	27,071	28,034	4,101	16,025		1990	January 9, 2020	40
Carrollton, TX	Behavioral health facility	4,941	52,227	—	—	4,941	52,227	57,168	5,940	—	(3)	2012	October 19, 2021	40
Casper, WY	Rehabilitation hospital	1,581	—	—	—	1,581	—	1,581	—	—	(3)	2012	February 29, 2012	—
Caterham, UK	Acute care general hospital	11,169	22,065	—	—	11,169	22,065	33,234	3,704	—	(3)	1982	August 16, 2019	40
Cayce, SC	Rehabilitation hospital	1,022	20,419	—	—	1,022	20,419	21,441	1,276	—	(3)	2023	October 21, 2022	40
Cheadle, UK	Acute care general hospital	32,744	172,486	25	—	32,744	172,511	205,255	26,035	113,319		1981	January 9, 2020	40
Cheadle, UK	Behavioral health facility	31,557	100,349	—	—	31,557	100,349	131,906	12,217	—	(3)	1849, 2018	June 25, 2021	40
Clarksville, TX	Rehabilitation hospital	2,460	25,540	—	—	2,460	25,540	28,000	3,550	—	(3)	2019	December 17, 2020	39
Cologne, Germany	Acute care general hospital	4,710	15,923	—	—	4,710	15,923	20,633	3,444	—	(3)	2011	June 23, 2017	40
Columbus, OH	Behavioral health facility	2,101	44,218	—	—	2,101	44,218	46,319	5,077	—	(3)	2017	October 19, 2021	40
Conroe, TX	Behavioral health facility	3,855	38,892	—	—	3,855	38,892	42,747	4,563	—	(3)	2018	October 19, 2021	40
Converse, TX	Freestanding ER	750	4,423	—	—	750	4,423	5,173	1,189	—	(3)	2015	April 10, 2015	40
Coral Gables, FL	Acute care general hospital	26,215	84,584	2,624	—	26,215	87,208	113,423	9,771	—		1959	August 1, 2021	40
Croydon, UK	Acute care general hospital	10,524	44,143	—	—	10,524	44,143	54,667	6,708	27,085		1982	January 9, 2020	40
Culver City, CA	Acute care general hospital	37,885	178,101	—	—	37,885	178,101	215,986	517	—		1969	August 23, 2019	29
Dahlen, Germany	Rehabilitation hospital	1,428	12,065	—	—	1,428	12,065	13,493	1,796	—	(3)	1994	July 8, 2020	40
Darlington, UK	Acute care general hospital	2,210	37,911	—	—	2,210	37,911	40,121	5,265	36,188		2001	August 7, 2020	40
Darlington, UK	Behavioral health facility	22,488	51,083	—	—	22,488	51,083	73,571	6,731	—	(3)	1935, 2018, 2020	June 25, 2021	40
Darlington, UK	Behavioral health facility	5,534	27,888	—	—	5,534	27,888	33,422	3,305	—	(3)	1960, 1990	June 25, 2021	40
Dewsbury, UK	Behavioral health facility	1,185	10,795	—	—	1,185	10,795	11,980	802	—	(3)	2012	April 14, 2023	40
Diss, UK	Behavioral health facility	3,080	10,984	—	—	3,080	10,984	14,064	1,516	—	(3)	1840 (2)	June 25, 2021	40
Dorchester, UK	Acute care general hospital	571	33,173	—	—	571	33,173	33,744	5,000	—	(3)	1981	January 9, 2020	40
Dormagen, Germany	Rehabilitation hospital	2,032	6,010	—	—	2,032	6,010	8,042	1,172	—	(3)	1993, 2006	August 28, 2018	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Droitwich, UK	Acute care general hospital	81	16,192	—	—	81	16,192	16,273	2,461	—	(3)	1984	January 9, 2020	40
Dublin, OH	Behavioral health facility	5,118	69,346	—	—	5,118	69,346	74,464	7,804	—	(3)	2012	October 19, 2021	40
El Paso, TX	Rehabilitation hospital	4,268	21,345	—	—	4,268	21,345	25,613	3,099	—	(3)	2018	December 17, 2020	38
Englewood, CO	Behavioral health facility	3,369	65,480	—	—	3,369	65,480	68,849	7,432	—	(3)	2017	October 19, 2021	40
Essex, UK	Behavioral health facility	4,913	45,715	—	—	4,913	45,715	50,628	3,769	—	(3)	1790, 1992, 2014	December 9, 2022	40
Euxton, UK	Acute care general hospital	4,887	37,638	—	—	4,887	37,638	42,525	6,412	—	(3)	1981	August 16, 2019	40
Flagstaff, AZ	Rehabilitation hospital	3,049	22,464	—	—	3,049	22,464	25,513	4,399	—	(3)	2016	August 23, 2016	40
Florence, AZ	Acute care general hospital	900	28,462	105	—	900	28,567	29,467	9,817	—		2012	February 7, 2012	40
Floridablanca, Colombia	Acute care general hospital	836	26,157	—	—	836	26,157	26,993	2,256	—		1997	July 29, 2022	40
Folsom, CA	Long term acute care hospital	3,291	21,293	—	—	3,291	21,293	24,584	4,002	—		2009	August 30, 2019	40
Fort Worth, TX	Behavioral health facility	3,406	34,627	—	—	3,406	34,627	38,033	4,039	—	(3)	2014	October 19, 2021	40
Fresno, CA	Rehabilitation hospital	5,507	70,473	—	—	5,507	70,473	75,980	12,025	—		1991	August 30, 2019	40
Frome, UK	Behavioral health facility	3,065	18,571	—	—	3,065	18,571	21,636	2,357	—	(3)	1980	June 25, 2021	40
Frome, UK	Behavioral health facility	11,531	11,337	—	—	11,531	11,337	22,868	1,895	—	(3)	1700, 2015, 2017	June 25, 2021	40
Gainesborough, UK	Behavioral health facility	1,618	10,592	—	—	1,618	10,592	12,210	981	—	(3)	2008	April 14, 2023	40
Gardena, CA	Acute care general hospital	14,010	65,282	211	—	14,010	65,493	79,503	7,938	—	(3)	1966	July 6, 2021	40
Georgetown, TX	Behavioral health facility	4,569	22,858	10,561	—	4,569	33,419	37,988	3,208	—	(3)	2014	October 19, 2021	40
Gilbert, AZ	Behavioral health facility	4,790	45,933	9,647	—	4,790	55,580	60,370	5,272	—	(3)	2020	October 19, 2021	40
Glasgow, UK	Acute care general hospital	6,818	139,259	—	—	6,818	139,259	146,077	20,948	72,792		1983	January 9, 2020	40
Glasgow, UK	Behavioral health facility	1,512	16,531	—	—	1,512	16,531	18,043	2,016	—	(3)	1900, 1980	June 25, 2021	40
Gloucester, UK	Acute care general hospital	5,906	64,960	—	—	5,906	64,960	70,866	10,894	—	(3)	1990	August 16, 2019	40
Godalming, UK	Behavioral health facility	9,903	20,090	—	—	9,903	20,090	29,993	2,621	—	(3)	1796, 2007	June 25, 2021	40
Great Missenden, UK	Acute care general hospital	12,458	111,313	—	—	12,458	111,313	123,771	16,829	58,207		1981	January 9, 2020	40
Grefath, Germany	Rehabilitation hospital	1,277	3,222	—	—	1,277	3,222	4,499	642	—	(3)	1886, 1983	August 28, 2018	40
Guildford, UK	Acute care general hospital	7,283	38,556	—	—	7,283	38,556	45,839	5,835	23,155		1989	January 9, 2020	40
Halsall, UK	Acute care general hospital	2,132	32,980	—	—	2,132	32,980	35,112	5,546	—	(3)	1986	August 16, 2019	40
Harrow, UK	Acute care general hospital	40,647	42,777	—	—	40,647	42,777	83,424	6,505	—	(3)	1980	January 9, 2020	40
Hartsville, SC	Acute care general hospital	2,050	43,970	—	—	2,050	43,970	46,020	13,211	—	(3)	1999	August 31, 2015	34
Hassocks, UK	Behavioral health facility	5,805	30,350	—	—	5,805	30,350	36,155	4,198	—	(3)	1998	June 25, 2021	40
Hastings, PA	Acute care general hospital	603	8,834	—	—	603	8,834	9,437	2,179	—	(3)	1924	December 17, 2019	30
Hausman, TX	Acute care general hospital	1,500	8,957	—	—	1,500	8,957	10,457	2,856	—	(3)	2013	March 1, 2013	40
Heidelberg, Germany	Rehabilitation hospital	6,636	37,907	—	—	6,636	37,907	44,543	9,051	—	(3)	1885, 1991	June 22, 2016	40
Helotes, TX	Freestanding ER	1,900	5,115	—	—	1,900	5,115	7,015	1,258	—	(3)	2016	March 10, 2016	40
Helsinki, Finland	Acute care general hospital	4,347	71,714	1,164	—	4,347	72,878	77,225	6,896	—		1992, 2013	March 11, 2022	40
Hemel Hempstead, UK	Behavioral health facility	13,220	6,672	—	—	13,220	6,672	19,892	1,048	—	(3)	1901, 1990	June 25, 2021	40
Hialeah, FL	Acute care general hospital	18,802	105,316	4,784	—	18,802	110,100	128,902	12,422	—		1950	August 1, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Hialeah, FL	Acute care general hospital	75,339	222,271	2,564	—	75,339	224,835	300,174	28,114	—		1969	August 1, 2021	40
Highland Hills, OH	Behavioral health facility	3,148	43,891	—	—	3,148	43,891	47,039	5,042	—	(3)	2015	October 19, 2021	40
Hinckley, UK	Behavioral health facility	2,610	17,786	—	—	2,610	17,786	20,396	2,167	—	(3)	1892, 2007	June 25, 2021	40
Hollywood, CA	Acute care general hospital	62,916	37,051	—	—	62,916	37,051	99,967	95	—		1962	August 23, 2019	34
Hook, UK	Behavioral health facility	5,732	10,918	—	—	5,732	10,918	16,650	1,447	—	(3)	1980	June 25, 2021	40
Hoover, AL	Freestanding ER	—	7,581	—	—	—	7,581	7,581	2,361	—	(3)	2015	May 1, 2015	34
Hoover, AL	Freestanding ER	—	1,034	296	—	—	1,330	1,330	388	—	(3)	2015	May 1, 2015	34
Hot Springs, AR	Acute care general hospital	5,622	59,432	21,221	—	5,622	80,653	86,275	21,530	—	(3)	1985	August 31, 2015	40
Houston, TX	Acute care general hospital	3,274	27,324	32,499	—	3,274	59,823	63,097	24,422	—		1960	August 10, 2007	40
Houston, TX	Behavioral health facility	6,063	19,881	2,565	—	6,063	22,446	28,509	2,806	—		2020	October 25, 2019	40
Houston, TX	Acute care general hospital	29,706	101,846	90,935	—	29,706	192,781	222,487	24,195	—		1940-1950	September 29, 2017	41
Houston, TX	Freestanding ER	950	3,996	—	—	950	3,996	4,946	924	—	(3)	2016	September 26, 2016	40
Huntington Park, CA	Acute care general hospital	3,935	6,103	—	—	3,935	6,103	10,038	829	—	(3)	1960-1969	July 6, 2021	40
Idaho Falls, ID	Acute care general hospital	1,822	37,467	72,789	—	1,822	110,256	112,078	23,598	—		2002	April 1, 2008	40
Idaho Falls, ID	Acute care general hospital	1,880	108,498	15,146	—	1,880	123,644	125,524	16,083	—	(3)	2020	December 19, 2017	40
Johnstown, PA	Acute care general hospital	8,877	247,158	—	—	8,877	247,158	256,035	50,152	—	(3)	1924	December 17, 2019	30
Kansas City, KS	Acute care general hospital	2,351	13,665	—	—	2,351	13,665	16,016	1,946	—	(3)	2017	June 10, 2019	50
Kansas City, MO	Acute care general hospital	10,497	64,419	—	—	10,497	64,419	74,916	17,920	—		1978	February 13, 2015	40
Katy, TX	Freestanding ER	1,491	2,870	—	—	1,491	2,870	4,361	904	—		2016	October 10, 2016	40
Kuhlungsborn, Germany	Rehabilitation hospital	7,138	18,355	—	—	7,138	18,355	25,493	1,354	—	(3)	1998	June 1, 2023	40
Kuopio, Finland	Acute care general hospital	1,364	46,129	—	—	1,364	46,129	47,493	4,622	—		2017	March 11, 2022	29
Lafayette, IN	Rehabilitation hospital	800	14,968	(25)	—	800	14,943	15,743	4,816	—	(3)	2013	February 1, 2013	40
Lafayette, IN	Behavioral health facility	2,829	10,795	—	—	2,829	10,795	13,624	1,504	—	(3)	2012	October 19, 2021	40
Lander, WY	Acute care general hospital	757	42,849	—	—	757	42,849	43,606	6,869	—	(3)	1983	December 17, 2019	40
Lauderdale Lakes, FL	Acute care general hospital	10,657	150,313	2,168	—	10,657	152,481	163,138	18,902	—		1975	August 1, 2021	40
League City, TX	Freestanding ER	1,244	3,901	—	—	1,244	3,901	5,145	1,024	—		2015	June 19, 2015	40
Leawood, KS	Acute care general hospital	2,513	13,938	—	—	2,513	13,938	16,451	1,972	—	(3)	2017	June 10, 2019	50
Leeds, UK	Behavioral health facility	2,413	10,078	—	—	2,413	10,078	12,491	1,267	—	(3)	1990	June 25, 2021	40
Lewiston, ID	Acute care general hospital	5,389	75,435	—	—	5,389	75,435	80,824	22,108	—	(3)	1922	May 1, 2017	40
London, UK	Acute care general hospital	9,252	60,527	—	—	9,252	60,527	69,779	9,111	40,474		1984	January 9, 2020	40
London, UK	Behavioral health facility	38,386	54,940	—	—	38,386	54,940	93,326	4,554	—	(3)	1811, 2014	December 9, 2022	40
London, UK	Acute care general hospital	3,477	4,390	—	—	3,477	4,390	7,867	669	—	(3)	1987	January 9, 2020	40
London, UK	Behavioral health facility	30,627	15,847	—	—	30,627	15,847	46,474	1,497	—	(3)	1790, 1992, 2014	December 9, 2022	40
London, UK	Acute care general hospital	13,179	86,016	—	—	13,179	86,016	99,195	12,913	44,446		1977	January 9, 2020	40
London, UK	Behavioral health facility	6,521	16,570	—	—	6,521	16,570	23,091	2,051	—	(3)	1900, 1960	June 25, 2021	40

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
London, UK	Behavioral health facility	14,617	7,208	—	—	14,617	7,208	21,825	928	—	(3)	1992	June 25, 2021	40
Los Angeles, CA	Acute care general hospital	12,562	40,164	394	—	12,562	40,558	53,120	4,680	—	(3)	1972	July 6, 2021	40
Los Angeles, CA	Acute care general hospital	10,579	62,948	—	—	10,579	62,948	73,527	144	—		1955	August 23, 2019	37
Lubbock, TX	Rehabilitation hospital	1,376	28,292	3,648	—	1,376	31,940	33,316	8,342	—	(3)	2008	June 16, 2015	40
Malaga, SP	Acute care general hospital	796	12,469	—	—	796	12,469	13,265	1,167	—		2018	April 29, 2022	40
Mandeville, LA	Freestanding ER	2,800	5,370	—	—	2,800	5,370	8,170	1,231	—	(3)	2016	October 28, 2016	40
Marrero, LA	Freestanding ER	1,517	5,801	—	—	1,517	5,801	7,318	1,378	—	(3)	2016	July 15, 2016	40
McKinney, TX	Freestanding ER	2,441	4,060	—	—	2,441	4,060	6,501	1,421	—		2015	July 31, 2015	30
McKinney, TX	Behavioral health facility	2,934	31,068	—	—	2,934	31,068	34,002	1,399	—	(3)	2024	October 19, 2021	40
McMinnville, OR	Acute care general hospital	5,000	97,900	—	—	5,000	97,900	102,900	24,113	—	(3)	1996	August 31, 2015	41
Melton Mowbray, UK	Behavioral health facility	6,035	16,916	—	—	6,035	16,916	22,951	2,177	—	(3)	1990	June 25, 2021	40
Mesa, AZ	Acute care general hospital	6,140	99,275	4,152	—	6,140	103,427	109,567	32,867	—		2007	September 26, 2013	40
Mesa, AZ	Acute care general hospital	2,604	16,400	—	—	2,604	16,400	19,004	1,556	—		2019	April 18, 2022	40
Meyersdale, PA	Acute care general hospital	390	4,280	—	—	390	4,280	4,670	1,096	—	(3)	1960	December 17, 2019	30
Miami, FL	Acute care general hospital	44,400	107,203	3,444	—	44,400	110,647	155,047	14,913	—		1955	August 1, 2021	40
Miami, FL	Acute care general hospital	20,430	30,276	10,947	—	20,430	41,223	61,653	3,276	—		1958, 1962, 1988, 2016	April 25, 2022	40
Milton Keynes, UK	Acute care general hospital	5,552	37,956	—	—	5,552	37,956	43,508	5,731	—	(3)	1983	January 9, 2020	40
Monmouth, UK	Behavioral health facility	16,413	12,227	—	—	16,413	12,227	28,640	1,859	—	(3)	2017	June 25, 2021	40
Montclair, NJ	Acute care general hospital	7,900	99,640	577	—	8,477	99,640	108,117	29,917	—	(3)	1920-2000	April 1, 2014	40
New Braunfels, TX	Rehabilitation hospital	1,853	10,622	—	—	1,853	10,622	12,475	1,402	—	(3)	2011	February 29, 2012	40
New Orleans, LA	Freestanding ER	2,850	6,125	—	—	2,850	6,125	8,975	1,416	—	(3)	2016	September 23, 2016	40
Newark, NJ	Acute care general hospital	32,957	24,553	—	—	32,957	24,553	57,510	3,294	—		1919, 1920-2003	May 2, 2016	40
Newburgh, IN	Behavioral health facility	1,215	7,212	—	—	1,215	7,212	8,427	908	—	(3)	2010	October 19, 2021	40
Northland, MO	Long term acute care hospital	834	17,182	—	—	834	17,182	18,016	6,408	—	(3)	2007	February 14, 2011	40
Norwalk, CA	Acute care general hospital	2,811	5,940	—	—	2,811	5,940	8,751	835	—	(3)	1959, 1995	July 6, 2021	40
Norwalk, CA	Acute care general hospital	7,946	30,465	7,104	—	7,946	37,569	45,515	4,158	—	(3)	1958-1978	July 6, 2021	40
Norwalk, CA	Acute care general hospital	6,982	14,308	—	—	6,982	14,308	21,290	36	—		1954	August 23, 2019	37
Norwood, MA	Acute care general hospital	6,860	—	—	—	6,860	—	6,860	—	—		N/A	June 27, 2018	46
Nottingham, UK	Acute care general hospital	5,242	48,637	—	—	5,242	48,637	53,879	7,398	34,690		1983	January 9, 2020	40
Nottingham, UK	Behavioral health facility	10,596	9,483	—	—	10,596	9,483	20,079	1,401	—	(3)	2000	June 25, 2021	40
Nottingham, UK	Behavioral health facility	10,754	3,436	—	—	10,754	3,436	14,190	432	—	(3)	1980	June 25, 2021	40
Odessa, TX	Acute care general hospital	6,217	123,518	16,600	—	6,217	140,118	146,335	27,772	—		1973-2004	September 29, 2017	41
Ogden, UT	Rehabilitation hospital	1,759	16,414	—	—	1,759	16,414	18,173	4,846	—	(3)	2014	March 1, 2014	40
Oklahoma City, OK	Behavioral health facility	3,641	3,047	—	—	3,641	3,047	6,688	647	—	(3)	2017	October 19, 2021	40
Olathe, KS	Behavioral health facility	6,882	57,056	18,873	—	6,882	75,929	82,811	6,778	—	(3)	2015	October 19, 2021	40
Olathe, KS	Acute care general hospital	3,485	14,484	—	—	3,485	14,484	17,969	2,071	—		2018	June 10, 2019	50
Orpington, UK	Acute care general hospital	10,942	45,210	—	—	10,942	45,210	56,152	6,846	26,061		1987	January 9, 2020	40
Ottumwa, IA	Acute care general hospital	2,377	48,697	—	—	2,377	48,697	51,074	10,869	—	(3)	1950	December 17, 2019	30
Oulu, Finland	Acute care general hospital	3,376	47,789	—	—	3,376	47,789	51,165	4,848	—		2017	March 11, 2022	40
Overland Park, KS	Acute care general hospital	2,974	14,405	—	—	2,974	14,405	17,379	2,070	—		2017	June 10, 2019	50

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)
Overland Park, KS	Acute care general hospital	3,191	14,263	—	—	3,191	14,263	17,454	2,152	—	(3)	2019	June 10, 2019	50
Overlook, TX	Acute care general hospital	2,452	9,666	7	—	2,452	9,673	12,125	3,112	—	(3)	2012	February 1, 2013	40
Palestine, TX	Acute care general hospital	1,848	95,257	—	—	1,848	95,257	97,105	14,978	—	(3)	1988	December 17, 2019	40
Pasco, WA	Acute care general hospital	2,594	13,195	—	—	2,594	13,195	15,789	3,306	—	(3)	1920	August 31, 2018	30
Pearland, TX	Freestanding ER	1,075	3,577	—	—	1,075	3,577	4,652	1,013	—	(3)	2014	September 8, 2014	40
Petersburg, VA	Rehabilitation hospital	1,302	9,121	—	—	1,302	9,121	10,423	3,990	—		2006	July 1, 2008	40
Phoenix, AZ	Acute care general hospital	5,773	—	—	—	5,773	—	5,773	—	—		N/A	September 29, 2017	—
Poole, UK	Acute care general hospital	2,461	40,625	—	—	2,461	40,625	43,086	7,102	13,804		1996	April 3, 2019	40
Poplar Bluff, MO	Acute care general hospital	2,659	38,694	—	—	2,659	38,694	41,353	17,125	—	(3)	1980	April 22, 2008	40
Port Arthur, TX	Acute care general hospital	11,432	76,746	6,877	—	11,432	83,623	95,055	25,305	—		2005	September 26, 2013	40
Port Huron, MI	Acute care general hospital	2,531	14,252	—	—	2,531	14,252	16,783	4,869	—		1953, 1973-1983	December 31, 2015	30
Post Falls, ID	Rehabilitation hospital	417	12,175	1,905	—	767	13,730	14,497	4,128	—	(3)	2013	December 31, 2013	40
Preston, UK	Behavioral health facility	9,251	33,685	—	—	9,251	33,685	42,936	3,583	—	(3)	1850, 2018, 2021	June 25, 2021	40
Princes Risborough, UK	Acute care general hospital	2,601	—	—	—	2,601	—	2,601	—	—		N/A	January 9, 2020	40
Raleigh, NC	Behavioral health facility	3,469	27,514	—	—	3,469	27,514	30,983	3,402	—	(3)	2018	October 19, 2021	40
Reading, UK	Acute care general hospital	36,829	48,872	—	—	36,829	48,872	85,701	8,085	—	(3)	1990	August 16, 2019	40
Reading, UK	Acute care general hospital	27,515	88,165	—	—	27,515	88,165	115,680	11,241	23,813		2012	December 18, 2020	40
Redding, CA	Long term acute care hospital	1,856	25,586	—	—	1,856	25,586	27,442	77	—		1991	November 17, 2025	30
Remscheid, Germany	Rehabilitation hospital	1,116	2,689	—	—	1,116	2,689	3,805	523	—	(3)	1951, 1983	August 28, 2018	40
Richmond, TX	Behavioral health facility	5,380	6,155	10,815	—	5,380	16,970	22,350	1,382	—	(3)	2014	October 19, 2021	40
Richmond, VA	Long term acute care hospital	1,289	10,071	—	—	1,289	10,071	11,360	2,065	—		1989	August 30, 2019	40
Riverton, WY	Acute care general hospital	1,163	29,647	—	—	1,163	29,647	30,810	5,513	—	(3)	1983	December 17, 2019	36
Roaring Springs, PA	Acute care general hospital	1,446	9,549	—	—	1,446	9,549	10,995	2,432	—	(3)	1924	December 17, 2019	30
Rochdale, MA	Long term acute care hospital	654	3,368	—	—	654	3,368	4,022	625	—		1989	August 30, 2019	40
Rochdale, MA	Acute care general hospital	67	344	—	—	67	344	411	64	—		1989	August 30, 2019	40
Rochdale, UK	Acute care general hospital	3,786	43,135	—	—	3,786	43,135	46,921	6,530	23,581		1965	January 9, 2020	40
Roeland Park, KS	Acute care general hospital	1,569	15,103	—	—	1,569	15,103	16,672	2,116	—	(3)	2018	June 10, 2019	50
Romford, UK	Behavioral health facility	5,667	9,278	—	—	5,667	9,278	14,945	1,317	—	(3)	1980	June 25, 2021	40
Rosenberg, TX	Freestanding ER	1,217	4,505	—	—	1,217	4,505	5,722	1,126	—		2016	January 15, 2016	40
Rowley, UK	Acute care general hospital	3,078	19,371	—	—	3,078	19,371	22,449	3,359	—	(3)	1986	August 16, 2019	40
Royston, UK	Behavioral health facility	7,127	21,220	—	—	7,127	21,220	28,347	3,007	—	(3)	1906, 1970	June 25, 2021	40
San Antonio, TX	Acute care general hospital	7,061	10,851	7,982	—	7,061	18,833	25,894	6,730	—		1978-2002	September 29, 2017	41
San Antonio, TX	Freestanding ER	2,988	4,801	—	—	2,988	4,801	7,789	1,090	—	(3)	2016	December 9, 2016	40
San Antonio, TX	Freestanding ER	351	3,952	—	—	351	3,952	4,303	1,160	—	(3)	2014	January 1, 2014	40
San Antonio, TX	Acute care general hospital	2,248	5,880	—	—	2,248	5,880	8,128	1,936	—	(3)	2012	October 2, 2012	40
San Antonio, TX	Freestanding ER	2,310	4,253	—	—	2,310	4,253	6,563	975	—	(3)	2016	October 27, 2016	40
San Bernardino, CA	Acute care general hospital	2,209	37,498	—	—	2,209	37,498	39,707	6,488	—		1993	August 30, 2019	40
			—

		Initial Costs		Additions Subsequent to Acquisition		Cost at December 31, 2025(1)			Accumulated					Life on which depreciation in latest income statements is
Location	Type of Property	Land	Buildings	Improve- ments	Carrying Costs	Land	Buildings	Total	Depreciation	Encum- brances		Date of Construction	Date Acquired	computed (Years)
	(Dollar amounts in thousands)

Santa Maria de Feira, PT	Acute care general hospital	1,979	18,981	—	—	1,979	18,981	20,960	2,083	—		2015	October 21, 2021	40
Sharon, PA	Acute care general hospital	6,179	9,066	8,513	—	6,179	17,579	23,758	4,430	—		1950-1980	May 1, 2017	41
Shawnee, KS	Acute care general hospital	3,076	14,945	—	—	3,076	14,945	18,021	2,440	—		2018	June 10, 2019	50
Sheffield, UK	Acute care general hospital	7,000	47,222	—	—	7,000	47,222	54,222	7,188	34,458		2008	January 9, 2020	40
Sherman, TX	Acute care general hospital	3,363	10,931	—	—	3,363	10,931	14,294	4,962	—		1913, 1960-2010	October 31, 2014	40
Southampton, UK	Behavioral health facility	6,821	20,030	—	—	6,821	20,030	26,851	2,792	—	(3)	1820, 1985	June 25, 2021	40
Spartanburg, SC	Rehabilitation hospital	1,135	15,717	—	—	1,135	15,717	16,852	4,866	—	(3)	2013	August 1, 2013	40
Stirling, UK	Acute care general hospital	1,116	20,651	—	—	1,116	20,651	21,767	2,428	9,691		1992	July 6, 2021	40
Stockton, CA	Rehabilitation hospital	2,717	50,681	—	—	2,717	50,681	53,398	3,379	—	(3)	2021	November 23, 2020	40
Surrey, UK	Behavioral health facility	15,926	9,663	—	—	15,926	9,663	25,589	1,007	—	(3)	1950, 2014	December 9, 2022	40
Swindon, UK	Acute care general hospital	5,639	63,265	—	—	5,639	63,265	68,904	9,546	33,219		1984	January 9, 2020	40
Tadley, UK	Behavioral health facility	22,140	20,174	—	—	22,140	20,174	42,314	2,982	—	(3)	2020	June 25, 2021	40
Tempe, AZ	Acute care general hospital	6,050	10,986	5,239	—	6,050	16,225	22,275	3,843	—		1940	September 29, 2017	41
Texarkana, TX	Acute care general hospital	14,562	—	—	—	14,562	—	14,562	—	—		N/A	September 29, 2017	-
The Woodlands, TX	Freestanding ER	1,922	4,524	—	—	1,922	4,524	6,446	1,103	—	(3)	2016	March 28, 2016	40
Toledo, OH	Rehabilitation hospital	1,103	17,740	—	—	1,103	17,740	18,843	4,324	—	(3)	2016	April 1, 2016	40
Tomball, TX	Long term acute care hospital	1,299	16,185	—	—	1,299	16,185	17,484	8,684	—		2005	December 21, 2010	40
Torquay, UK	Acute care general hospital	3,155	37,831	—	—	3,155	37,831	40,986	6,177	—	(3)	1981	August 16, 2019	40
Turku, Finland	Acute care general hospital	1,285	61,920	—	—	1,285	61,920	63,205	6,046	—		2018	March 11, 2022	40
Usk, UK	Behavioral health facility	1,831	32,837	—	—	1,831	32,837	34,668	3,207	—	(3)	1770, 1850, 1980	June 25, 2021	40
Valencia, SP	Acute care general hospital	11,841	74,006	—	—	11,841	74,006	85,847	8,710	—		2017	December 2, 2021	40
Valencia, SP	Acute care general hospital	27,603	25,848	—	—	27,603	25,848	53,451	1,240	—		1960, 2024	May 6, 2022	40
Vancouver, WA	Behavioral health facility	9,313	12,505	—	—	9,313	12,505	21,818	1,222	—	(3)	2018	October 19, 2021	40
Van Nuys, CA	Behavioral health facility	8,041	18,436	—	—	8,041	18,436	26,477	48	—		1958	August 23, 2019	35
Viseu, Portugal	Acute care general hospital	2,697	30,733	—	—	2,697	30,733	33,430	5,243	—		2016	November 28, 2019	37
Warren, OH	Acute care general hospital	5,385	47,466	10,492	—	5,385	57,958	63,343	14,060	—		1982	May 1, 2017	41
Warren, OH	Rehabilitation hospital	2,417	15,857	1,737	—	2,417	17,594	20,011	4,367	—		1922-2000	May 1, 2017	46
West Chester, OH	Behavioral health facility	3,670	61,338	—	—	3,670	61,338	65,008	7,058	—	(3)	2013	October 19, 2021	40
West Midlands, UK	Behavioral health facility	2,035	7,581	—	—	2,035	7,581	9,616	579	—	(3)	2013	April 14, 2023	40
West Monroe, LA	Acute care general hospital	11,702	69,433	19,116	—	12,254	87,997	100,251	25,540	—		1962	September 26, 2013	40
Wichita, KS	Rehabilitation hospital	1,019	16,881	—	—	1,019	16,881	17,900	8,131	—		1992	April 4, 2008	40
Willenhall, UK	Behavioral health facility	7,715	17,212	—	—	7,715	17,212	24,927	2,094	—	(3)	2000	June 25, 2021	40
Winchester, UK	Acute care general hospital	6,865	10,877	—	—	6,865	10,877	17,742	1,683	11,033		1911	January 9, 2020	40
Windsor, UK	Acute care general hospital	12,896	110,846	—	—	12,896	110,846	123,742	16,670	—	(3)	1955	January 9, 2020	40
Woking, UK	Behavioral health facility	7,663	4,954	—	—	7,663	4,954	12,617	683	—	(3)	1800, 2020	June 25, 2021	40
Worthing, UK	Acute care general hospital	7,108	31,908	—	—	7,108	31,908	39,016	4,827	18,509		1994	January 9, 2020	40
York, UK	Behavioral health facility	3,924	7,137	—	—	3,924	7,137	11,061	549	—	(3)	2008	April 14, 2023	40
York, UK	Behavioral health facility	22,899	75,966	—	—	22,899	75,966	98,865	9,030	—	(3)	1900, 1980	June 25, 2021	40
Youngstown, OH	Acute care general hospital	3,555	3,565	488	—	3,555	4,053	7,608	2,823	—		1929-2003	May 1, 2017	41
		$1,786,342	$8,594,759	$421,829	$—	$1,787,821	$9,015,109	$10,802,930	$1,438,594	$850,779
(1)
The aggregate cost for federal income tax purposes is $12.0 billion.
(2)
Date of construction is based off of best available information, but note that this facility has had multiple updates since initial construction.
(3)
Equity in the legal entity holding this property is pledged as collateral for the 7.000% Senior Secured Notes due 2032 and the 8.500% Senior Secured Notes due 2032.

The changes in total real estate assets (excluding construction in progress, intangible lease assets, investment in financing leases, and mortgage loans) are as follows for the years ended (in thousands):

	December 31, 2025		December 31, 2024		December 31, 2023
COST
Balance at beginning of period	$10,086,493		$11,813,175		$12,300,524
Acquisitions	73,973		—		143,882
Transfers from construction in progress	—		79,385		72,791
Additions	42,326		73,523		87,873
Dispositions	(249,587)		(1,492,320)		(874,519)
Impairments	29,906		(276,572)		(67,671)
Other	819,819	(4)	(110,698)	(4)	150,295	(4)
Balance at end of period	$10,802,930	(5)	$10,086,493	(5)	$11,813,175	(5)

The changes in accumulated depreciation are as follows for the years ended (in thousands):

	December 31, 2025	December 31, 2024		December 31, 2023
ACCUMULATED DEPRECIATION
Balance at beginning of period	$1,239,897	$1,227,619		$1,008,340
Depreciation	235,053	242,802		270,816
Depreciation on disposed property	(74,103)	(220,435)		(73,765)
Other	37,747	(10,089)		22,228
Balance at end of period	$1,438,594	$1,239,897	(6)	$1,227,619

(4)
Includes foreign currency fluctuations for all years. In addition, the 2025 column includes approximately $500 million of real estate related to the six California facilities previously operated by Prospect and classified as financing leases.
(5)
Excludes approximately $530 million, $420 million, and $400 million of construction and building improvements in progress reflected in buildings and improvements at December 31, 2025, 2024 and 2023, respectively. Includes $52.2 million of land and building cost reflected in real estate held for sale at December 31, 2024.
(6)
Includes $18.2 million of accumulated depreciation reflected in real estate held for sale at December 31, 2024.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

December 31, 2025

Column A	Column B	Column C	Column D	Column E	Column F	Column G(1)		Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
	(Dollar amounts in thousands)
Long-term first mortgage loan: (2)
Colombia(3)	12.23%	2035	(4)	(5)	$151,692	$116,113		(7)
Hill County, TX	10.00%	2030	(4)	(5)	7,598	7,538		(7)
					$159,290	$123,651	(6)

(1)
The aggregate cost for federal income tax purposes is $159.3 million.
(2)
The remaining mortgage loans of the Prospect facilities (with a face value of $99.5 million) are not included as they are part of the ongoing bankruptcy proceedings, carrying amount has been fully reserved, and no remaining payments are expected from these loans.
(3)
Mortgage loans covering three properties.
(4)
Payable in monthly installments of interest plus principal payable in full at maturity.
(5)
There were no prior liens on loans as of December 31, 2025.
(6)
Includes reserves/writedowns of approximately $18 million for Colombia in 2025.
(7)
Mortgage loans were not delinquent with respect to principal or interest, except for interest payments on the Colombia loan.

Changes in mortgage loans (net of allowance for credit loss) for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	Year Ended December 31,
	2025		2024		2023
	(Dollar amounts in thousands)
Balance at beginning of year	$119,912		$310,101		$364,420
Additions during year:
New mortgage loans and additional advances on existing loans	16,498		100,824		155,223
Exchange rate fluctuations	21,722		(17,748)		31,530
	158,132		393,177		551,173
Deductions during year:
Collection of principal	(16,886)		(100,000)		(241,072)	(9)
Other	(17,595)	(6)	(173,265)	(8)	—
	(34,481)		(273,265)		(241,072)
Balance at end of year	$123,651		$119,912		$310,101
(8)
Includes reserves/writedowns of approximately $18 million for Colombia and $155 million for Prospect in 2024.
(9)
Includes a $151 million mortgage loan satisfied in exchange for non-controlling ownership interest in PHP Holdings.