Form 10-Q
period 2026-03-31
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2026-05-08
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, Medical Properties Trust, Inc. had 598.1 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “Medical Properties,” “MPT,” or the “Company” refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “operating partnership” refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,109,743	$12,205,687
Investment in financing leases	381,589	421,684
Mortgage loans	124,479	123,651
Gross investment in real estate assets	12,615,811	12,751,022
Accumulated depreciation and amortization	(1,713,282)	(1,663,056)
Net investment in real estate assets	10,902,529	11,087,966
Cash and cash equivalents	425,001	540,859
Interest and rent receivables	17,981	19,210
Straight-line rent receivables	904,075	881,452
Investments in unconsolidated real estate joint ventures	1,390,385	1,399,777
Investments in unconsolidated operating entities	320,928	322,179
Other loans	237,957	186,292
Other assets	563,821	564,040
Total Assets	$14,762,677	$15,001,775
Liabilities and Equity
Liabilities
Debt, net	$9,662,659	$9,697,835
Accounts payable and accrued expenses	433,165	549,105
Deferred revenue	18,580	19,289
Obligations to tenants and other lease liabilities	102,514	128,297
Total Liabilities	10,216,918	10,394,526
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 597,715 shares at March 31, 2026 and 597,008 shares at December 31, 2025	598	597
Additional paid-in capital	8,577,846	8,573,396
Retained deficit	(4,157,439)	(4,136,011)
Accumulated other comprehensive income	123,700	168,213
Total Medical Properties Trust, Inc. stockholders’ equity	4,544,705	4,606,195
Non-controlling interests	1,054	1,054
Total Equity	4,545,759	4,607,249
Total Liabilities and Equity	$14,762,677	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenues
Rent billed	$197,520	$165,190
Straight-line rent	34,196	40,127
Income from financing leases	10,064	9,905
Interest and other income	10,285	8,577
Total revenues	252,065	223,799
Expenses
Interest	133,330	115,801
Real estate depreciation and amortization	69,717	64,572
Property-related	9,940	7,035
General and administrative	32,205	41,911
Total expenses	245,192	229,319
Other (expense) income
(Loss) gain on sale of real estate	(790)	8,059
Real estate and other impairment charges, net	(19,032)	(76,102)
Earnings from equity interests	15,739	13,986
Debt refinancing and unutilized financing costs	—	(3,796)
Other (including fair value adjustments on securities)	(2,505)	(45,206)
Total other expense	(6,588)	(103,059)

Income (loss) before income tax	285	(108,579)
Income tax benefit (expense)	32,822	(9,437)

Net income (loss)	33,107	(118,016)
Net income attributable to non-controlling interests	(280)	(259)
Net income (loss) attributable to MPT common stockholders	$32,827	$(118,275)

Earnings per common share — basic and diluted
Net income (loss) attributable to MPT common stockholders	$0.05	$(0.20)

Weighted average shares outstanding — basic	597,715	600,594
Weighted average shares outstanding — diluted	597,715	600,594

Dividends declared per common share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Net income (loss)	$33,107	$(118,016)
Other comprehensive (loss) gain:
Unrealized loss on interest rate hedges, net of tax	—	(4,015)
Foreign currency translation (loss) gain	(44,513)	93,467
Total comprehensive loss	(11,406)	(28,564)
Comprehensive income attributable to non-controlling interests	(280)	(259)
Comprehensive loss attributable to MPT common stockholders	$(11,686)	$(28,823)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	—	$—	597,008	$597	$8,573,396	$(4,136,011)	$168,213	$1,054	$4,607,249
Net income	—	—	—	—	—	32,827	—	280	33,107
Foreign currency translation loss	—	—	—	—	—	—	(44,513)	—	(44,513)
Stock vesting and amortization of stock-based compensation	—	—	1,063	1	6,281	—	—	—	6,282
Stock vesting - satisfaction of tax withholdings	—	—	(356)	—	(1,792)	—	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(280)	(280)
Offering costs	—	—	—	—	(39)	—	—	—	(39)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,255)	—	—	(54,255)
Balance at March 31, 2026	—	$—	597,715	$598	$8,577,846	$(4,157,439)	$123,700	$1,054	$4,545,759

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$33,107	$(118,016)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	73,348	65,431
Amortization of deferred financing costs and debt discount	6,983	5,796
Straight-line rent revenue from operating and finance leases	(35,578)	(41,601)
Stock-based compensation	573	17,665
Loss (gain) on sale of real estate	790	(8,059)
Real estate and other impairment charges, net	19,506	79,581
Debt refinancing and unutilized financing costs	—	3,796
Tax rate changes and other	(45,155)	1,102
Non-cash fair value adjustments	(5,568)	26,609
Other adjustments	(1,596)	2,473
Changes in:
Interest and rent receivables	905	6,626
Other assets	556	(1,792)
Accounts payable and accrued expenses	(61,809)	(35,400)
Deferred revenue	(321)	(3,827)
Net cash (used for) provided by operating activities	(14,259)	384
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(39,314)
Net proceeds from sale of real estate	18,500	19,837
Proceeds received from repayment of loans receivable	48,651	—
Investment in loans receivable	(71,024)	(21,800)
Construction in progress and other	(12,717)	(26,053)
Capital additions and other investments, net	(30,864)	(22,086)
Net cash used for investing activities	(76,776)	(89,416)
Financing activities
Proceeds from term debt	—	2,512,970
Payments of term debt	—	(2,252,731)
Revolving credit facility, net	30,000	258,433
Dividends paid	(55,351)	(48,164)
Lease deposits and other obligations to tenants	4,414	3,243
Offering costs	(39)	—
Stock vesting - satisfaction of tax withholdings	(1,792)	(289)
Payment of debt refinancing and deferred financing costs and other financing activities	(456)	(47,142)
Net cash (used for) provided by financing activities	(23,224)	426,320
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(114,259)	337,288
Effect of exchange rate changes	(1,785)	4,024
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$427,951	$676,485
Interest paid	$174,061	$118,005
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$54,255	$48,387
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$425,001	$673,482
Restricted cash, included in Other assets	2,950	3,003
	$427,951	$676,485

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,109,743	$12,205,687
Investment in financing leases	381,589	421,684
Mortgage loans	124,479	123,651
Gross investment in real estate assets	12,615,811	12,751,022
Accumulated depreciation and amortization	(1,713,282)	(1,663,056)
Net investment in real estate assets	10,902,529	11,087,966
Cash and cash equivalents	425,001	540,859
Interest and rent receivables	17,981	19,210
Straight-line rent receivables	904,075	881,452
Investments in unconsolidated real estate joint ventures	1,390,385	1,399,777
Investments in unconsolidated operating entities	320,928	322,179
Other loans	237,957	186,292
Other assets	563,821	564,040
Total Assets	$14,762,677	$15,001,775
Liabilities and Capital
Liabilities
Debt, net	$9,662,659	$9,697,835
Accounts payable and accrued expenses	378,520	493,364
Deferred revenue	18,580	19,289
Obligations to tenants and other lease liabilities	102,514	128,297
Payable due to Medical Properties Trust, Inc.	54,255	55,351
Total Liabilities	10,216,528	10,394,136
Capital
General Partner — issued and outstanding — 5,979 units at March 31, 2026 and 5,972 units at December 31, 2025	44,287	44,457
Limited Partners — issued and outstanding — 591,736 units at March 31, 2026 and 591,036 units at December 31, 2025	4,377,108	4,393,915
Accumulated other comprehensive income	123,700	168,213
Total MPT Operating Partnership, L.P. capital	4,545,095	4,606,585
Non-controlling interests	1,054	1,054
Total Capital	4,546,149	4,607,639
Total Liabilities and Capital	$14,762,677	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit amounts)	2026	2025
Revenues
Rent billed	$197,520	$165,190
Straight-line rent	34,196	40,127
Income from financing leases	10,064	9,905
Interest and other income	10,285	8,577
Total revenues	252,065	223,799
Expenses
Interest	133,330	115,801
Real estate depreciation and amortization	69,717	64,572
Property-related	9,940	7,035
General and administrative	32,205	41,911
Total expenses	245,192	229,319
Other (expense) income
(Loss) gain on sale of real estate	(790)	8,059
Real estate and other impairment charges, net	(19,032)	(76,102)
Earnings from equity interests	15,739	13,986
Debt refinancing and unutilized financing costs	—	(3,796)
Other (including fair value adjustments on securities)	(2,505)	(45,206)
Total other expense	(6,588)	(103,059)

Income (loss) before income tax	285	(108,579)
Income tax benefit (expense)	32,822	(9,437)

Net income (loss)	33,107	(118,016)
Net income attributable to non-controlling interests	(280)	(259)
Net income (loss) attributable to MPT Operating Partnership partners	$32,827	$(118,275)

Earnings per unit — basic and diluted
Net income (loss) attributable to MPT Operating Partnership partners	$0.05	$(0.20)

Weighted average units outstanding — basic	597,715	600,594
Weighted average units outstanding — diluted	597,715	600,594

Dividends declared per unit	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Net income (loss)	$33,107	$(118,016)
Other comprehensive (loss) gain:
Unrealized loss on interest rate hedges, net of tax	—	(4,015)
Foreign currency translation (loss) gain	(44,513)	93,467
Total comprehensive loss	(11,406)	(28,564)
Comprehensive income attributable to non-controlling interests	(280)	(259)
Comprehensive loss attributable to MPT Operating Partnership partners	$(11,686)	$(28,823)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income	Controlling Interests	Total Capital
Balance at December 31, 2025	5,972	$44,457	591,036	$4,393,915	$168,213	$1,054	$4,607,639
Net income	—	328	—	32,499	—	280	33,107
Foreign currency translation loss	—	—	—	—	(44,513)	—	(44,513)
Unit vesting and amortization of unit-based compensation	11	63	1,052	6,219	—	—	6,282
Unit vesting - satisfaction of tax withholdings	(4)	(18)	(352)	(1,774)	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	(280)	(280)
Offering costs	—	—	—	(39)	—	—	(39)
Distributions declared ($0.09 per unit)	—	(543)	—	(53,712)	—	—	(54,255)
Balance at March 31, 2026	5,979	$44,287	591,736	$4,377,108	$123,700	$1,054	$4,546,149

	General				Accumulated
	Partner		Limited Partners		Other	Non-
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$33,107	$(118,016)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	73,348	65,431
Amortization of deferred financing costs and debt discount	6,983	5,796
Straight-line rent revenue from operating and finance leases	(35,578)	(41,601)
Unit-based compensation	573	17,665
Loss (gain) on sale of real estate	790	(8,059)
Real estate and other impairment charges, net	19,506	79,581
Debt refinancing and unutilized financing costs	—	3,796
Tax rate changes and other	(45,155)	1,102
Non-cash fair value adjustments	(5,568)	26,609
Other adjustments	(1,596)	2,473
Changes in:
Interest and rent receivables	905	6,626
Other assets	556	(1,792)
Accounts payable and accrued expenses	(61,809)	(35,400)
Deferred revenue	(321)	(3,827)
Net cash (used for) provided by operating activities	(14,259)	384
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(39,314)
Net proceeds from sale of real estate	18,500	19,837
Proceeds received from repayment of loans receivable	48,651	-
Investment in loans receivable	(71,024)	(21,800)
Construction in progress and other	(12,717)	(26,053)
Capital additions and other investments, net	(30,864)	(22,086)
Net cash used for investing activities	(76,776)	(89,416)
Financing activities
Proceeds from term debt	—	2,512,970
Payments of term debt	—	(2,252,731)
Revolving credit facility, net	30,000	258,433
Distributions paid	(55,351)	(48,164)
Lease deposits and other obligations to tenants	4,414	3,243
Offering costs	(39)	-
Unit vesting - satisfaction of tax withholdings	(1,792)	(289)
Payment of debt refinancing and deferred financing costs and other financing activities	(456)	(47,142)
Net cash (used for) provided by financing activities	(23,224)	426,320
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(114,259)	337,288
Effect of exchange rate changes	(1,785)	4,024
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$427,951	$676,485
Interest paid	$174,061	$118,005
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$54,255	$48,387
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$425,001	$673,482
Restricted cash, included in Other assets	2,950	3,003
	$427,951	$676,485

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At March 31, 2026, we have investments in 378 facilities in 30 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026 (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

For information about significant accounting policies, and how actual results could differ from estimates, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). There have been no material changes to these significant accounting policies.

Variable Interest Entities

At March 31, 2026, we had loans and/or equity investments in certain variable interest entities ("VIEs"), including our international joint venture, Healthcare Systems of America ("HSA"), and NOR Healthcare Systems ("NOR"). We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at March 31, 2026 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$—	Investments in Unconsolidated Operating Entities	$—
Loans, net	238,805	Mortgage and other loans	246,410
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of March 31, 2026, we had a remaining funding commitment of $7.6 million related to HSA's electronic health records system. Otherwise, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash shortfalls).

Recent Accounting Developments

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

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Land and land improvements	$2,163	$19,905
Buildings and other	24,340	19,409
Intangible lease assets — subject to amortization (weighted-average useful life of 25.1 years in 2026)	2,819	—
Total net assets acquired	$29,322	$39,314

2026 Activity

During the first quarter of 2026, we closed on the acquisition of one property in Germany for approximately €23 million (along with real estate transfer tax) leased to Median Kliniken S.à r.l ("MEDIAN") pursuant to a long-term lease with annual inflation-based escalators.

2025 Activity

In the first quarter of 2025, we funded approximately $39 million to Steward Health Care System's ("Steward") secured lender in order to obtain control over certain real estate assets for use by our new tenants.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment	Costs Paid as of March 31, 2026	Cost Remaining
IMED Hospitales ("IMED") (Spain)	$65,952	$49,820	$16,132
IMED (Spain)	42,780	42,594	186
HSA (Florida)	43,500	4,421	39,079
NOR (California)	24,333	289	24,044
Other (Various)	554	210	344
	$177,119	$97,334	$79,785

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we have completed construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of March 31, 2026, we estimate that the cost of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure at one hospital), approximates between $5 million and $10 million.

2026 Activity

During the first quarter of 2026, we completed construction and began recording rental income on a $10.7 million capital addition project at an Avondale, Arizona facility leased to Lifepoint Behavioral.

2025 Activity

During the first quarter of 2025, we completed construction and began recording rental income on a $10.5 million capital addition project at a Gilbert, Arizona facility leased to Lifepoint Behavioral.

Disposals

2026 Activity

During the first three months of 2026, we completed the sale of two facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025, resulting in a loss on real estate of $0.8 million.

2025 Activity

During the first three months of 2025, we completed the sale of two facilities and an ancillary facility for approximately $20 million, resulting in a gain on real estate of $8.1 million.

Leasing Operations (Lessor)

We acquire and develop healthcare facilities and lease the facilities to healthcare operating companies. The initial fixed lease terms of these infrastructure-type assets are typically at least 15 years, and most include renewal options at the election of our tenants, generally in five-year increments. Over 99% of our leases provide annual rent escalations based on increases in the Consumer Price Index ("CPI") (or similar indices outside the U.S.) and/or fixed minimum annual rent escalations. Many of our domestic leases contain purchase options with pricing set at various terms but in no case less than our total initial investment. Our leases typically require the tenant to handle and bear most of the costs associated with our properties including repair/maintenance, property taxes, and insurance.

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At March 31, 2026, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Minimum lease payments receivable	$564,783	$570,150
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(517,683)	(523,746)
Net investment in direct financing leases	250,918	250,222
Other financing leases (net of allowance for credit loss)	130,671	171,462
Total investment in financing leases	$381,589	$421,684

Other Leasing Activities

At March 31, 2026, our vacant properties represented less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

In 2025 and in accordance with the global settlement and the estimated recovery waterfall, we recorded approximately $140 million of additional impairment charges (including $55 million of impairment charges in the 2025 first quarter that further reduced our investment in the Connecticut properties). In determining the 2025 first quarter impairment charges, we compared the carrying value of our investments to our estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets as applicable) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and Connecticut real estate, we, along with assistance from a third-party independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sales prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (ranging from 8.25% to 8.5%).

In 2025 and through the first quarter of 2026, all the Connecticut and Pennsylvania properties (along with our investment in PHP Holdings discussed below) have been sold, and Prospect's bankruptcy plan has been deemed effective.

During the 2026 first quarter, we received approximately $45 million from these asset sales and collection of Connecticut accounts receivable that serve as collateral for our remaining investment, while funding $45 million of the $70 million bankruptcy court approved funding commitment, as disclosed in our 2025 Annual Report. At March 31, 2026, our remaining investment in Prospect is approximately $61 million. In addition, we expect to fund the remaining $25 million of the $70 million commitment in the 2026 second quarter. We believe this total investment is fully recoverable from the collection of Connecticut accounts receivable (of which we received $9 million in April 2026) and proceeds from litigation and other causes of action, the ultimate outcome and timing of which are uncertain.

Re-tenanting Activity

In December 2025, we re-leased the six California properties to NOR as a result of their successful bid to acquire the hospital operations. Terms of the lease include an initial annualized rent almost identical to the previous rent amount due from Prospect in 2025, annual inflation-based escalators starting in the 2027 first quarter, and an initial fixed term of 15 years. All rent is to be deferred for six months (until mid-June 2026), and 50% of rent is to be deferred for an additional six months, after which the aggregate deferred rent will be paid over the remaining lease term. We are accounting for rent revenue associated with the NOR lease on the cash basis. We have committed to fund approximately $24 million for a new emergency department at one facility and up to $60 million in seismic improvements that may be required by California regulators over the next four years, both of which will increase the lease base and result in additional rent.

PHP Investment

In regard to our investment in PHP Holdings, we accounted for this investment using the fair value option method. In 2025, we recorded an approximate $147 million negative fair value adjustment, including $18 million in the 2025 first quarter. The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. On July 1, 2025, we received $2.3 million from the sale of PHP Holdings to Astrana Health.

Other Re-tenanting Activity

As discussed in previous filings, we entered into agreements in September 2024 with six operators (HSA, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health ("Tenor")) to lease 18 of the 23 former Steward-operated facilities. Since then, we have sold three of the facilities (including one in the 2026 first quarter) at a net gain. These leases included a rent ramp up period. In the 2025 first quarter, cash rents received from these operators were approximately $3.4 million, ramping up to $11 million in the 2025 second quarter, approximately $12 million in the 2025 third quarter, $26.1 million in the 2025 fourth quarter (including approximately $4 million of September 2025 rent from a cash-basis tenant that was received on October 1, 2025), and $24.5 million in the first quarter of 2026. Based on these lease contracts (adjusted for the sales noted above), rent payments are to increase to approximately 79% of contractual rent by the second quarter 2026, and 100% of contractual rent starting with October 2026. As of March 31, 2026, all of these new operators have paid the rent due under their respective leases, except for cash-basis tenants Insight/Tenor who represent less than 1% of our annual revenues.

As of March 31, 2026, we have approximately $130 million in working capital and other loans related to these operators to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management). These loans are generally secured by accounts receivables and/or other assets (like personal property). Approximately $3 million of working capital loans have been repaid to-date, and we impaired a portion of the loans associated with Insight/Tenor in the 2026 first quarter.

The remaining five former Steward-operated properties (with a net book value of approximately 4% of our total assets), including two developments (see "Development and Capital Addition Activities" above), are in various stages of being re-tenanted or sold.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of March 31, 2026	As of December 31, 2025
Swiss Medical Network	70%	$609,795	$611,347
MEDIAN	50%	474,120	486,695
CommonSpirit (Utah partnership)	25%	169,269	162,278
Policlinico di Monza	50%	85,503	86,091
HM Hospitales	45%	51,698	53,366
Total		$1,390,385	$1,399,777

The Utah partnership applies specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the quarters ended March 31, 2026 and 2025, our share of the Utah partnership's income included a favorable fair value adjustment of approximately $7.2 million (primarily related to an unrealized gain on investments in real estate) and $6.0 million (primarily related to its interest rate swap), respectively.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of March 31, 2026	As of December 31, 2025
Swiss Medical Network	$195,838	$197,497
Aevis Victoria SA ("Aevis")	63,346	64,859
Priory Group ("Priory")	45,844	43,913
Aspris Children's Services ("Aspris")	15,900	15,910
Total	$320,928	$322,179

For our investments marked to fair value (including our investments in Aevis, the international joint venture, and PHP Holdings through the first half of 2025), we recorded approximately $2 million in unfavorable non-cash fair value adjustments during the first three months of 2026; whereas, this was a $30 million unfavorable non-cash fair value adjustment for the same period of 2025.

Credit Loss Reserves

We apply a forward-looking "expected loss" model to our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of the year	$553,297	$511,473
Provision for credit loss, net (1)	14,554	65,982
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied (2)	(525,079)	—
Balance at end of the period	$42,772	$577,455
(1)
The amount in 2025 is primarily related to Prospect. See "Leasing Operations (Lessor)" in this Note 3 for further discussion.

(2)
The amount in 2026 is primarily related to write-offs of previously reserved Prospect mortgages and other financing leases. See "Leasing Operations (Lessor)" in this Note 3 for further discussion.

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of March 31, 2026		As of December 31, 2025
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,069,009	14.0%	$2,121,848	14.1%
Priory	1,273,725	8.6%	1,301,888	8.7%
HSA	1,209,459	8.2%	1,200,996	8.0%
Swiss Medical Network	868,978	5.9%	873,703	5.8%
Lifepoint Behavioral	806,344	5.5%	809,492	5.4%
Other operators	6,624,284	44.9%	6,688,287	44.6%
Other assets	1,910,878	12.9%	2,005,561	13.4%
Total	$14,762,677	100.0%	$15,001,775	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Total Assets by U.S. State and Country (1)

	As of March 31, 2026		As of December 31, 2025
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,403,311	9.5%	$1,427,391	9.5%
California	1,024,998	7.0%	977,890	6.5%
Florida	832,712	5.6%	834,940	5.6%
Arizona	329,471	2.2%	328,873	2.2%
Ohio	317,842	2.2%	330,189	2.2%
All other states	2,422,158	16.4%	2,480,182	16.5%
Other domestic assets	1,046,367	7.1%	1,072,900	7.2%
Total U.S.	$7,376,859	50.0%	$7,452,365	49.7%
United Kingdom	$4,084,982	27.7%	$4,184,188	27.9%
Switzerland	868,978	5.9%	873,703	5.8%
Germany	761,421	5.1%	751,806	5.0%
Spain	306,718	2.1%	302,323	2.0%
All other countries	499,208	3.4%	504,729	3.4%
Other international assets	864,511	5.8%	932,661	6.2%
Total international	$7,385,818	50.0%	$7,549,410	50.3%
Grand total	$14,762,677	100.0%	$15,001,775	100.0%

Total Assets by Facility Type (1)

	As of March 31, 2026		As of December 31, 2025
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,673,783	58.8%	$8,769,909	58.5%
Behavioral health facilities	2,407,964	16.3%	2,445,418	16.3%
Post acute care facilities	1,668,629	11.3%	1,671,616	11.1%
Freestanding ER/urgent care facilities	101,423	0.7%	109,271	0.7%
Other assets	1,910,878	12.9%	2,005,561	13.4%
Total	$14,762,677	100.0%	$15,001,775	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of March 31, 2026.

On a revenue basis, concentration in 2026 compared to the same periods of 2025 is as follows:

Total Revenues by Geographic Location

	For the Three Months Ended March 31,
	2026		2025
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$134,861	53.5%	$116,840	52.2%
United Kingdom	96,396	38.2%	88,653	39.6%
All other countries	20,808	8.3%	18,306	8.2%
Grand total	$252,065	100.0%	$223,799	100.0%

Total Revenues by Facility Type

	For the Three Months Ended March 31,
	2026		2025
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$156,194	62.0%	$135,019	60.3%
Behavioral health facilities	55,575	22.0%	51,520	23.0%
Post acute care facilities	38,370	15.2%	35,256	15.8%
Freestanding ER/urgent care facilities	1,926	0.8%	2,004	0.9%
Total	$252,065	100.0%	$223,799	100.0%

The following shows those tenants that represented 10% or more of our total revenues for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$54,961	21.8%	$50,711	22.7%
Priory	27,496	10.9%	24,941	11.1%
Other operators	169,608	67.3%	148,147	66.2%
Total	$252,065	100.0%	$223,799	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of March 31, 2026	As of December 31, 2025
Secured revolving credit facility(A)	$665,577	$638,063
Secured term loan	200,000	200,000
British pound sterling secured term loan due 2034(B)	835,126	850,784
0.993% Senior Unsecured Notes due 2026(B)	577,650	587,300
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	793,620	808,500
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	462,945	471,625
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,155,300	1,174,600
8.500% Senior Secured Notes due 2032	1,500,000	1,500,000
	$9,790,218	$9,830,872
Debt issue costs and discount, net	(127,559)	(133,037)
	$9,662,659	$9,697,835

(A)
Includes €100 million and €100 million of Euro-denominated borrowings and CHF 52 million and CHF 52 million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at March 31, 2026 and December 31, 2025, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at March 31, 2026 and December 31, 2025.

As of March 31, 2026, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2026	$1,243,227	(1)
2027	1,600,000
2028	793,620
2029	900,000
2030	462,945
Thereafter	4,790,426
Total	$9,790,218

(1)
$666 million (of which we have had an approximate $145 million net reduction since March 31, 2026) represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see "Credit Facility" subheading for further details.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). The maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

On February 13, 2025 and concurrent with the closing of our private notes offering discussed previously, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued concurrently and set the covenant level at 60%, (iv) provided notice that we plan to exercise both of our 6-month extension options such that the maturity of the revolving portion of our Credit Facility would move to June 30, 2027 (subject to the satisfaction of certain conditions with the primary condition of not being in default at the time of each extension option date - and believe we will meet all conditions to do so), (v) reset the interest rate to SOFR plus 225 basis points, (vi) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued in February 2025, (vii) set the maximum secured leverage ratio at 40%, and (viii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.30:1.00.

2025 Activity

British Pound Sterling Term Loan due 2025

On January 15, 2025, we paid off the remaining £493 million balance of our British pound sterling term loan due 2025. With this payoff, we also terminated the sterling-denominated term loan interest rate swap.

Senior Secured Notes due 2032

On February 13, 2025, we closed on a private offering that consisted of $1.5 billion aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032.

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

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At March 31, 2026, we were in compliance with all financial and operating covenants.

5. Income Taxes

In the 2026 first quarter, we moved seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. With this move, we adjusted the deferred tax liabilities associated with these entities, resulting in an approximately $43 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT.

6. Common Stock

On August 11, 2025, we entered into an at-the-market equity offering program (the "ATM Program"), which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. As of March 31, 2026, we had not sold any shares under the ATM Program.

7. Stock Awards

During the second quarter of 2022, we amended the 2019 Equity Incentive Plan (the “Equity Incentive Plan”), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors, and we have reserved 28.9 million shares of common stock for awards, of which 1.8 million shares remain available for future stock awards as of March 31, 2026. Share-based compensation expense totaled $0.6 million and $17.7 million for the three months ended March 31, 2026 and 2025, respectively. Of this expense, a benefit of ($8.5) million and an expense of $9.5 million for the three months ended March 31, 2026 and 2025, respectively, are from performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the cash-settled performance awards have been earned or vested at March 31, 2026, and will not begin to earn/vest until, for 20 consecutive days, our stock price reaches $7.00 for the 2024 performance award and our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for our 2025 performance award.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of March 31, 2026			As of December 31, 2025
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$17,981		$18,659	$19,210		$19,907
Loans(1)	669,499	(2)	668,217	624,243	(2)	624,369
Debt, net	(9,662,659)		(8,656,491)	(9,697,835)		(8,980,547)

(1)
Excludes the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $7.5 million and $7.5 million of mortgage loans, $383.0 million and $388.9 million of loans (including a shareholder loan) included in investments in unconsolidated real estate joint ventures, $45.1 million and $45.4 million of loans that are part of our investments in unconsolidated operating entities, and $233.9 million and $182.4 million of other loans at March 31, 2026 and December 31, 2025, respectively.

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

At March 31, 2026 and December 31, 2025, the amounts recorded under the fair value option method were as follows (in thousands):

	As of March 31, 2026		As of December 31, 2025
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$116,942	$155,884	$116,113	$151,692	Mortgage loans
Equity investment and other loans	4,387	265,091	4,285	264,160	Investments in unconsolidated operating entities/Other loans

Our loans to the international joint venture and its subsidiaries are recorded at fair value by discounting the estimated future contractual cash flows using a credit-adjusted rate of return, which is derived from market rates of return on similar loans with similar credit quality and remaining maturity. Our equity investment in the international joint venture is recorded at fair value by using a market approach, which requires significant estimates of our investee, such as projected revenue, expenses, and working capital, and appropriate consideration of the underlying risk profile of the forecasted assumptions associated with the investee. We classify our valuations of this investment as Level 3, as we use certain unobservable inputs to the valuation methodology that are significant to the fair value measurement, and the valuations require management judgment due to the absence of quoted market prices.

In the first three months of 2026, we recorded an unfavorable adjustment to the investments accounted for under the fair value option method of approximately $3 million, primarily related to our investment in three hospitals in Colombia. In the first three months of 2025, we recorded a net unfavorable adjustment to the investments accounted for under the fair value option method of approximately $30 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements.

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$33,107	$(118,016)
Non-controlling interests’ share in net income	(280)	(259)
Participating securities’ share in earnings	(461)	(117)
Net income (loss), less participating securities’ share in earnings	$32,366	$(118,392)
Denominator:
Basic weighted-average common shares	597,715	600,594
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	597,715	600,594

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$33,107	$(118,016)
Non-controlling interests’ share in net income	(280)	(259)
Participating securities’ share in earnings	(461)	(117)
Net income (loss), less participating securities’ share in earnings	$32,366	$(118,392)
Denominator:
Basic weighted-average units	597,715	600,594
Dilutive potential units(1)	—	—
Diluted weighted-average units	597,715	600,594

(1)
The above computation of diluted earnings per share/unit does not include 66,244 shares/units for the three months ended March 31, 2025, as inclusion of these shares when a loss exists would be antidilutive. There were no dilutive potential common shares/units for the three months ended March 31, 2026.

10. Contingencies

As part of the global settlement with Steward discussed in previous filings, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we established a reserve for certain obligations due to third parties associated with properties formerly leased to Steward, which is approximately $16 million at March 31, 2026.

We are, or were, party to various lawsuits as described below:

Securities and Derivative Litigation

On April 13, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Northern District of Alabama (Case No. 2:23-cv-00486). This class action complaint was amended on September 22, 2023 and alleged that we made material misstatements or omissions relating to the financial health of certain of our tenants. On September 26, 2024, the Court dismissed the amended complaint with prejudice, and the plaintiff thereafter moved the Court to alter its judgment. On August 14, 2025, the Court denied the plaintiff’s motion and dismissed the amended complaint with prejudice.

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

Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the District of Maryland on February 16, 2024 (Case No. 1:24-cv-00471), June 28, 2024 (Case No. 1:24-cv-01899), and July 26, 2024 (Case No. 1:24-cv-02173). The Company was named as a nominal defendant. These shareholder derivative complaints made allegations similar to those made in the now-dismissed Alabama securities and derivative lawsuits described above relating to purported material misstatements or omissions relating to the financial health of certain of our tenants. After the related securities case was dismissed, the plaintiffs in these derivative actions each filed a notice of voluntary dismissal and each of these cases has now been dismissed without prejudice.

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

The CODM evaluates performance and makes resource and operating decisions for the business on a consolidated basis using consolidated net income from our consolidated statements of net income as our primary GAAP profit measure supplemented by consolidated funds from operations ("FFO"). We use net income and FFO to monitor expected versus actual results to assess performance. The measure of segment assets is total assets as reported on our consolidated balance sheets. We compute FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts, which represents consolidated net income (loss) (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairment charges on real estate assets, plus real estate depreciation and amortization, including amortization related to in-place lease intangibles, and after adjustments for unconsolidated partnerships and joint ventures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the consolidated financial condition and consolidated results of operations are presented on a combined basis for Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. as there are no material differences between these two entities. Such discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in our 2025 Annual Report.

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity and debt repayment transactions (including the use of proceeds thereof), expected returns on investments and financial performance, expected trends and performance across our various markets, and expected outcomes from Prospect's bankruptcy process. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our 2025 Annual Report and as updated in our Quarterly Reports on Form 10-Q for future periods, and on Form 8-K filed with the SEC. Such factors include, among others, the following:

•
macroeconomic conditions, including due to geopolitical instability (such as ongoing armed conflicts in the Middle East and Ukraine) and the implementation of new and increased tariffs and other global trade disruptions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, persistent inflation and movements in currency exchange rates, and may negatively impact our financial condition and the financial condition of our tenants;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all;
•
the risk that the timing, outcome, and terms of Prospect's causes of action, that is collateral for DIP and other fundings that remain outstanding, will not be consistent with those anticipated by the Company;
•
the risk that we are unable to successfully re-tenant or sell any currently vacant properties, on the terms we expect or at all;
•
the risk that governments may take action adverse to our ownership and other rights in our properties;
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
•
our ability to remain in compliance with financial covenants under our debt facilities;
•
our ability to effectuate the extension of the revolving portion of our credit facility (the "Credit Facility") to June 30, 2027;
•
any downgrades in our credit ratings;
•
the ability of our tenants, operators, and borrowers (including those of our joint ventures) to satisfy their obligations under their respective contractual arrangements with us, including the rent ramp up provisions in the leases of former Steward and Prospect-operated facilities;
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

•
the economic, political, and social impact of, and uncertainty relating to, epidemics, pandemics or other public health crises (like COVID-19), which may adversely affect our and our tenants’ business, financial condition, results of operations, and liquidity;
•
our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate, and integrate acquisitions and investments;
•
the nature and extent of our current and future competition;
•
factors affecting the real estate industry generally or the healthcare real estate industry in particular;
•
our ability to maintain our status as a real estate investment trust ("REIT") for income tax purposes in the U.S. and U.K.;
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

CRITICAL ACCOUNTING POLICIES

Refer to our 2025 Annual Report for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the three months ended March 31, 2026, there were no material changes to these policies.

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

At March 31, 2026, our portfolio consisted of 378 properties leased or loaned to 51 operators, and all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of March 31, 2026	% of Total	As of December 31, 2025	% of Total
Real estate assets - at cost	$12,615,811	85.5%	$12,751,022	85.0%
Accumulated real estate depreciation and amortization	(1,713,282)	(11.6)%	(1,663,056)	(11.1)%
Net investment in real estate assets	10,902,529	73.9%	11,087,966	73.9%
Cash and cash equivalents	425,001	2.9%	540,859	3.6%
Investments in unconsolidated real estate joint ventures	1,390,385	9.4%	1,399,777	9.3%
Investments in unconsolidated operating entities	320,928	2.2%	322,179	2.2%
Other	1,723,834	11.6%	1,650,994	11.0%
Total assets	$14,762,677	100.0%	$15,001,775	100.0%

Results of Operations

Three Months Ended March 31, 2026 Compared to March 31, 2025

Net income for the three months ended March 31, 2026, was $32.8 million, or $0.05 per share compared to a net loss of ($118.3) million, or ($0.20) per share, for the three months ended March 31, 2025. This increase in net income is primarily driven by (i) a $28.3 million increase in revenue as discussed in detail below, (ii) an approximately $43 million one-time tax benefit in the first quarter of 2026 from moving seven additional U.K. entities into our U.K. REIT as described in Note 5 to the condensed consolidated financial statements, and (iii) $76 million of impairment charges primarily related to Prospect and certain of our Colombia assets along with $30 million of unfavorable fair value adjustments primarily related to our investments in PHP Holdings and Aevis in the 2025 first quarter, as compared to $19 million of impairment charges and $2 million of unfavorable non-cash fair value adjustments in the 2026 first quarter. The increase in net income was partially offset by higher interest expense and depreciation expense quarter over quarter. Normalized FFO, after adjusting for certain items (as more fully described in the section titled “Reconciliation of Non-GAAP Financial Measures” in Item 2 of this Quarterly Report on Form 10-Q), was $82.2 million for the 2026 first quarter, or $0.14 per diluted share, and in line with the $81.1 million, or $0.14 per diluted share, for the 2025 first quarter.

Revenues

A comparison of revenues for the three months ended March 31, 2026 and 2025 is as follows (dollar amounts in thousands):

	2026	% of Total	2025	% of Total	Year over Year Change
Rent billed	$197,520	78.3%	$165,190	73.8%	19.6%
Straight-line rent	34,196	13.6%	40,127	17.9%	(14.8)%
Income from financing leases	10,064	4.0%	9,905	4.4%	1.6%
Interest and other income	10,285	4.1%	8,577	3.9%	19.9%
Total revenues	$252,065	100.0%	$223,799	100.0%	12.6%

Our total revenues for the 2026 first quarter increased $28.3 million, or 12.6%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $26.4 million from the same period in the prior year, primarily due to $15.5 million more of lease revenue earned from the retenanting of the former Steward-operated facilities, approximately $2.5 million of additional cash received from acquisitions in 2025 and 2026, an increase of $1.7 million due to increases in CPI above the contractual minimum escalations in our leases, $7.5 million of favorable foreign currency fluctuations, and $1.1 million from the completion of capital additions and development projects in 2025 and 2026. These increases were offset by approximately $1.9 million lower revenues from property sales in 2025 and 2026.

•
Income from financing leases – up $0.2 million primarily due to the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – up approximately $1.7 million from the prior year due to the following:
o
Interest from loans – up $1.7 million, primarily due to approximately $0.8 million of additional revenue from the funding of new loans and $0.9 million from increases in interest rates between periods.
o
Other income – consistent with the prior year and represents direct reimbursements from tenants for ground leases, property taxes, and insurance.

We currently have several tenants on the cash basis from a revenue recognition perspective, which can result in variability of our lease revenue quarter-to-quarter.

Interest Expense

Interest expense for the quarters ended March 31, 2026 and 2025 totaled $133.3 million and $115.8 million, respectively. This increase is primarily related to a full quarter of interest in the 2026 first quarter related to our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details) and higher interest expense from the increase in average borrowings on our Credit Facility in the first quarter of 2026, compared to the same period of 2025. Overall, our weighted-average interest rate was 5.2% for the quarter ended March 31, 2026, compared to 4.9% for the same period in 2025.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the first quarter of 2026 increased to $69.7 million from $64.6 million in 2025. This increase is primarily due to the six California properties, leased to NOR, that were reclassified as operating leases in December 2025, along with acquisition and capital addition activity during 2025 (as disclosed in previous filings) and the 2026 first quarter as more fully described in Note 3 to the condensed consolidated financial statements.

Property-related

Property-related expenses totaled $9.9 million and $7.0 million for the quarters ended March 31, 2026 and 2025, respectively. Of the property expenses in the first quarter of 2026 and 2025, approximately $1.9 million and $1.9 million, respectively, represents costs that were reimbursed by our tenants and included in the “Interest and other income” line of the condensed consolidated statements of net income. The remaining non-reimbursed property expenses are higher primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses were $32.2 million for the 2026 first quarter, compared to $41.9 million for the 2025 first quarter. The decrease quarter-over-quarter is due to lower share-based compensation expense. Share-based compensation expense was $0.6 million for the first quarter of 2026, compared to $17.7 million in the 2025 first quarter, primarily due to the change in fair value of the performance awards that contain a cash-settlement feature and are marked to fair value quarterly, partially offset by additional expense from stock awards granted in 2025 and the 2026 first quarter.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of March 31, 2026, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Excluding share-based compensation, general and administrative expenses for the 2026 first quarter were higher than the prior year due to non-cash depreciation and other costs associated with our completed headquarters facility in Birmingham, Alabama and higher travel expenses.

(Loss) Gain on Sale of Real Estate

During the three months ended March 31, 2026, the loss on sale of real estate of ($0.8) million primarily relates to the sale of two facilities as described in Note 3 to the condensed consolidated financial statements. During the three months ended March 31, 2025, we disposed of two facilities and an ancillary facility resulting in a net gain of $8.1 million.

Real Estate and Other Impairment Charges, Net

In the 2026 first quarter, we recognized $19.0 million of real estate and other impairment charges, primarily associated with our working capital loans to Insight and Tenor and, to a lesser extent, the expected transition of three vacant properties back to the ground lessor and negative fair value adjustments on our investments in three hospitals in Colombia, along with non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2025, we recognized $76.1 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia. See Note 3 and Note 8 to the condensed consolidated financial statements for further details of these charges.

Earnings from Equity Interests

Earnings from equity interests was $15.7 million for the quarter ended March 31, 2026, compared to earnings of $14.0 million for the same period in 2025. Our share of income in the Utah partnership included a $7.2 million positive fair value adjustment in the first quarter of 2026, primarily related to a fair value increase in its real estate (as further described in Note 3 to the condensed consolidated financial statements), compared to $6 million primarily related to its interest rate swap in the same period last year.

Debt Refinancing and Unutilized Financing Costs

We incurred $3.8 million of debt refinancing costs in the 2025 first quarter as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026. We did not incur any debt refinancing and unutilized financing costs in the first quarter of 2026.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first quarter of 2026 was $2.5 million, compared to expense of $45.2 million in the prior year period. For 2025, we recognized approximately $30 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $18 million unfavorable adjustment to our investment in PHP Holdings and approximately $12 million related to our investment in Aevis.

With certain investments accounted for at fair value, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax Expense

Income tax expense includes U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $32.8 million income tax benefit for the three months ended March 31, 2026 is largely due to moving seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. As part of this move, we adjusted the deferred tax liabilities associated with these entities, which resulted in an approximate $43 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Excluding this one-time benefit, income tax expense for the 2026 first quarter was in line with the $9.4 million income tax expense for the three months ended March 31, 2025, which was primarily based on the income generated by our investments in the U.K. and Germany.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $529 million should be reflected against certain of our international and domestic net deferred tax assets at March 31, 2026. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net income (loss) attributable to MPT common stockholders to FFO and Normalized FFO for the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
FFO information:
Net income (loss) attributable to MPT common stockholders	$32,827	$(118,275)
Participating securities’ share in earnings	(461)	(117)
Net income (loss), less participating securities’ share in earnings	$32,366	$(118,392)
Depreciation and amortization	85,882	76,891
Loss (gain) on sale of real estate	2,016	(8,059)
Real estate impairment charges	9,037	65,683
Funds from operations	$129,301	$16,123
Other impairment charges, net	10,469	13,898
Litigation, bankruptcy and other costs	1,632	10,047
Share-based compensation (fair value adjustments) (1)	(8,462)	9,527
Non-cash fair value adjustments	(5,568)	26,609
Tax rate changes and other	(45,155)	1,102
Debt refinancing and unutilized financing costs	—	3,796
Normalized funds from operations	$82,217	$81,102
Per diluted share data:
Net income (loss), less participating securities’ share in earnings	$0.05	$(0.20)
Depreciation and amortization	0.15	0.13
Loss (gain) on sale of real estate	—	(0.01)
Real estate impairment charges	0.02	0.11
Funds from operations	$0.22	$0.03
Other impairment charges, net	0.02	0.02
Litigation, bankruptcy and other costs	—	0.02
Share-based compensation (fair value adjustments) (1)	(0.01)	0.02
Non-cash fair value adjustments	(0.01)	0.04
Tax rate changes and other	(0.08)	—
Debt refinancing and unutilized financing costs	—	0.01
Normalized funds from operations	$0.14	$0.14

(1)
Total share-based compensation expense for GAAP purposes is $0.6 million and $17.7 million for the three months ended March 31, 2026 and 2025, respectively (including certain awards that are to be settled in cash). Cash-settled awards are typically recorded in accordance with GAAP at fair value and measured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, NFFO reflects an ($8.5) million and $9.5 million adjustment in the three months ended March 31, 2026 and 2025, respectively, to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $9.0 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2026 Cash Flow Activity

During the first three months of 2026, we used approximately $14 million of cash flows for operating activities, which were lower than the first three months of 2025 primarily due to a $56 million increase in interest paid in the first three months of 2026 compared to the same period in 2025 due to the February 2025 refinancing activities, partially offset by an approximate $33 million increase in cash rent received and less cash paid for litigation, bankruptcy, and other costs. Our interest payments are typically higher in the first quarter than other quarters during the year. Given this and the continued ramping up of rents at HSA and NOR, we expect operating cash flows to improve as we move forward in 2026.

We used cash on-hand, proceeds from the revolving portion of our Credit Facility, and proceeds from repayment of loans receivable and asset sales to fund our dividends and other investing activities. During the first three months of 2026, we completed the sale of two facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025, and we closed on the acquisition of one property in Germany for approximately €23 million.

In the first quarter of 2026 (and as noted in Note 3 to the condensed consolidated financial statements), Prospect’s bankruptcy plan was deemed effective. We received approximately $45 million from Connecticut and Pennsylvania asset sales and collection of Connecticut accounts receivable during the quarter, while funding $45 million of the $70 million bankruptcy court approved funding commitment (as disclosed in our 2025 Annual Report) and expect to fund the remaining $25 million commitment in the 2026 second quarter. Although no assurances can be given as to the amount to be received or timing of such collections, we expect to collect our remaining loan of $61 million at March 31, 2026 plus the additional $25 million funding to be made in the 2026 second quarter from a combination of a) collection of remaining Connecticut accounts receivable, of which we received approximately $9 million in April 2026 and b) proceeds from certain of Prospect’s causes of action.

Debt Covenant Compliance

See Note 4 to the condensed consolidated financial statements for detail of our covenant requirements.

As of May 6, 2026, we are in compliance with all such financial and operating covenants.

2025 Cash Flow Activity

During the first three months of 2025, we generated approximately $0.4 million of cash flows from operating activities. We used these operating cash flows, proceeds from our revolving credit facility, and proceeds from asset sales to fund our dividends and other investing activities. During the 2025 first quarter, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our revolving credit facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to paydown our revolving credit facility by approximately $800 million.

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

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations, from the ramp up of cash rents from the tenants that replaced Steward, and expected cash rents from the replacement tenant of the Prospect California facilities. We would expect these rent and interest increases to outpace the higher interest cost that may be associated with refinancing maturities coming due within the next twelve months.

At May 6, 2026, we only have the €500 million, 0.993% Senior Unsecured Notes due 2026, coming due in the next twelve months, as we have provided notice of our intent to extend the revolving portion of our Credit Facility to 2027. In addition, we have liquidity of $1.0 billion (including cash on hand and availability under the $1.28 billion revolving portion of our Credit Facility). We believe this liquidity, along with the expected cash receipts of rent and interest pursuant to our contractual agreements with our tenants/borrowers, is sufficient to fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under “Short-term Liquidity Requirements” along with investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current liquidity of approximately $1.0 billion at May 6, 2026, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, we will need to look to other sources, which may include one or a combination of the following:

•
further property sales or the monetization of a portion of our real estate joint ventures;
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

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of May 6, 2026 are as follows (in thousands):

2026	$1,111,653	(1)
2027	1,600,000
2028	815,580
2029	900,000
2030	475,755
Thereafter	4,833,034
Total	$9,736,022
(1)
Approximately $524 million represents the outstanding balance of our revolving credit facility for which we have provided notice of our intent to extend to 2027 - see Note 4 to the condensed consolidated financial statements for further details.

Contractual Commitments

We presented our contractual commitments in our 2025 Annual Report. There have been no significant changes through May 6, 2026, other than the net repayment of approximately $145 million on our revolving credit facility.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two year period ended March 31, 2026:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
February 12, 2026	March 12, 2026	April 9, 2026	$0.09
November 17, 2025	December 11, 2025	January 8, 2026	$0.09
August 14, 2025	September 11, 2025	October 9, 2025	$0.08
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08
May 30, 2024	June 10, 2024	July 9, 2024	$0.15

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At March 31, 2026, our outstanding debt totaled $9.8 billion (excluding the effects of any discount or debt issue costs recorded), which consisted of fixed-rate debt of approximately $8.9 billion and variable rate debt of $0.9 billion. If market interest rates increase or decrease by 10% on our fixed rate debt, the fair value of our debt at March 31, 2026 would decrease or increase by approximately $231 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.1 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.1 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.9 billion, the balance of such variable rate debt at March 31, 2026.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2026 results to-date, a 10% increase or decrease in exchange rates would decrease or increase our net income by $6.7 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 10 “Contingencies” to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2026:

Period	Total number of shares purchased(1) (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2026 - January 31, 2026	356	$5.04	—	$126,560
February 1, 2026 - February 28, 2026	—	$—	—	$126,560
March 1, 2026 - March 31, 2026	—	$—	—	$126,560
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: May 8, 2026