Form 10-Q
period 2026-06-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2026-08-10
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, Medical Properties Trust, Inc. had 597.2 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2026 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to "we," "us," "our," "Medical Properties," "MPT," or the "Company" refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to "operating partnership" refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,147,484	$12,205,687
Investment in financing leases	382,986	421,684
Mortgage loans	131,157	123,651
Gross investment in real estate assets	12,661,627	12,751,022
Accumulated depreciation and amortization	(1,747,295)	(1,663,056)
Net investment in real estate assets	10,914,332	11,087,966
Cash and cash equivalents	396,558	540,859
Interest and rent receivables	18,391	19,210
Straight-line rent receivables	927,465	881,452
Investments in unconsolidated real estate joint ventures	1,371,657	1,399,777
Investments in unconsolidated operating entities	313,703	322,179
Other loans	286,510	186,292
Other assets	519,124	564,040
Total Assets	$14,747,740	$15,001,775
Liabilities and Equity
Liabilities
Debt, net	$9,704,996	$9,697,835
Accounts payable and accrued expenses	430,084	549,105
Deferred revenue	17,052	19,289
Obligations to tenants and other lease liabilities	95,705	128,297
Total Liabilities	10,247,837	10,394,526
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 596,786 shares at June 30, 2026 and 597,008 shares at December 31, 2025	597	597
Additional paid-in capital	8,577,506	8,573,396
Retained deficit	(4,214,216)	(4,136,011)
Accumulated other comprehensive income	134,962	168,213
Total Medical Properties Trust, Inc. stockholders’ equity	4,498,849	4,606,195
Non-controlling interests	1,054	1,054
Total Equity	4,499,903	4,607,249
Total Liabilities and Equity	$14,747,740	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rent billed	$203,400	$177,860	$400,920	$343,050
Straight-line rent	33,308	39,665	67,504	79,792
Income from financing leases	10,081	9,923	20,145	19,828
Interest and other income	12,494	12,911	22,779	21,488
Total revenues	259,283	240,359	511,348	464,158
Expenses
Interest	135,262	129,709	268,592	245,510
Real estate depreciation and amortization	69,453	66,717	139,170	131,289
Property-related	11,202	10,863	21,142	17,898
General and administrative	34,771	26,197	66,976	68,108
Total expenses	250,688	233,486	495,880	462,805
Other (expense) income
Gain on sale of real estate	6,462	5,212	5,672	13,271
Real estate and other impairment charges, net	(16,768)	(1,421)	(35,800)	(77,523)
Earnings from equity interests	11,408	25,324	27,147	39,310
Debt refinancing and unutilized financing benefit (costs)	—	181	—	(3,615)
Other (including fair value adjustments on securities)	(1,908)	(124,434)	(4,413)	(169,640)
Total other expense	(806)	(95,138)	(7,394)	(198,197)

Income (loss) before income tax	7,789	(88,265)	8,074	(196,844)
Income tax (expense) benefit	(10,077)	(9,803)	22,745	(19,240)

Net (loss) income	(2,288)	(98,068)	30,819	(216,084)
Net income attributable to non-controlling interests	(307)	(289)	(587)	(548)
Net (loss) income attributable to MPT common stockholders	$(2,595)	$(98,357)	$30,232	$(216,632)

Earnings per common share — basic and diluted
Net (loss) income attributable to MPT common stockholders	$(0.01)	$(0.16)	$0.05	$(0.36)

Weighted average shares outstanding — basic	597,961	600,814	597,838	600,733
Weighted average shares outstanding — diluted	597,961	600,814	597,838	600,733

Dividends declared per common share	$0.09	$0.08	$0.18	$0.16

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net (loss) income	$(2,288)	$(98,068)	$30,819	$(216,084)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	(193)	—	(4,208)
Foreign currency translation gain (loss)	11,262	210,781	(33,251)	304,248
Total comprehensive income (loss)	8,974	112,520	(2,432)	83,956
Comprehensive income attributable to non-controlling interests	(307)	(289)	(587)	(548)
Comprehensive income (loss) attributable to MPT common stockholders	$8,667	$112,231	$(3,019)	$83,408

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	—	$—	597,008	$597	$8,573,396	$(4,136,011)	$168,213	$1,054	$4,607,249
Net income	—	—	—	—	—	32,827	—	280	33,107
Foreign currency translation loss	—	—	—	—	—	—	(44,513)	—	(44,513)
Offering costs	—	—	—	—	(39)	—	—	—	(39)
Stock vesting and amortization of stock-based compensation	—	—	1,063	1	6,281	—	—	—	6,282
Stock vesting - satisfaction of tax withholdings	—	—	(356)	—	(1,792)	—	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(280)	(280)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,255)	—	—	(54,255)
Balance at March 31, 2026	—	$—	597,715	$598	$8,577,846	$(4,157,439)	$123,700	$1,054	$4,545,759
Net (loss) income	—	—	—	—	—	(2,595)	—	307	(2,288)
Foreign currency translation gain	—	—	—	—	—	—	11,262	—	11,262
Offering costs	—	—	—	—	(137)	—	—	—	(137)
Repurchase of common stock	—	—	(1,299)	(1)	(6,122)	—	—	—	(6,123)
Stock vesting and amortization of stock-based compensation	—	—	581	—	6,903	—	—	—	6,903
Stock vesting - satisfaction of tax withholdings	—	—	(211)	—	(984)	—	—	—	(984)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(307)	(307)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,182)	—	—	(54,182)
Balance at June 30, 2026	—	$—	596,786	$597	$8,577,506	$(4,214,216)	$134,962	$1,054	$4,499,903

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078
Net (loss) income	—	—	—	—	—	(98,357)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	—	—	210,781	—	210,781
Offering costs	—	—	—	—	(101)	—	—	—	(101)
Stock vesting and amortization of stock-based compensation	—	—	306	1	8,346	—	—	—	8,347
Stock vesting - satisfaction of tax withholdings	—	—	(87)	—	(456)	—	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(289)	(289)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,289)	—	—	(48,289)
Balance at June 30, 2025	—	$—	600,814	$601	$8,598,211	$(3,971,824)	$205,768	$1,054	$4,833,810

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$30,819	$(216,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,973	133,669
Amortization of deferred financing costs and debt discount	13,548	12,502
Straight-line rent revenue from operating and finance leases	(70,285)	(82,758)
Stock-based compensation	5,434	18,522
Gain on sale of real estate	(5,672)	(13,271)
Real estate and other impairment charges, net	36,435	81,479
Debt refinancing and unutilized financing costs	—	3,615
Tax rate changes and other	(45,155)	1,121
Non-cash fair value adjustments	5,474	156,843
Other adjustments	(9,334)	(26,722)
Changes in:
Interest and rent receivables	711	4,565
Other assets	(2,281)	(3,301)
Accounts payable and accrued expenses	(56,671)	(11,878)
Deferred revenue	(1,811)	(6,171)
Net cash provided by operating activities	48,185	52,131
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(102,329)
Net proceeds from sale of real estate	18,900	47,918
Proceeds received from repayment of loans receivable	62,895	3,000
Investment in loans receivable	(146,001)	(52,435)
Construction in progress and other	(20,188)	(40,623)
Capital additions and other investments, net	(45,388)	(17,265)
Net cash used for investing activities	(159,104)	(161,734)
Financing activities
Proceeds from term debt	—	2,512,970
Payments of term debt	—	(2,252,731)
Revolving credit facility, net	85,000	156,530
Dividends paid	(109,606)	(96,548)
Lease deposits and other obligations to tenants	3,919	1,970
Offering costs	(176)	(101)
Stock vesting - satisfaction of tax withholdings	(2,776)	(745)
Repurchase of common stock	(6,123)	—
Payment of debt refinancing and deferred financing costs and other financing activities	(1,766)	(49,822)
Net cash (used for) provided by financing activities	(31,528)	271,523
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(142,447)	161,920
Effect of exchange rate changes	(2,120)	15,815
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$399,428	$512,908
Interest paid	$279,508	$220,281
Supplemental schedule of non-cash investing activities:
Real estate and other assets provided in property exchange	$158,706	$—
Real estate acquired in property exchange	165,500	—
Supplemental schedule of non-cash financing activities:
Dividends declared, unpaid	$54,182	$48,292
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$396,558	$509,828
Restricted cash, included in Other assets	2,870	3,080
	$399,428	$512,908

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$12,147,484	$12,205,687
Investment in financing leases	382,986	421,684
Mortgage loans	131,157	123,651
Gross investment in real estate assets	12,661,627	12,751,022
Accumulated depreciation and amortization	(1,747,295)	(1,663,056)
Net investment in real estate assets	10,914,332	11,087,966
Cash and cash equivalents	396,558	540,859
Interest and rent receivables	18,391	19,210
Straight-line rent receivables	927,465	881,452
Investments in unconsolidated real estate joint ventures	1,371,657	1,399,777
Investments in unconsolidated operating entities	313,703	322,179
Other loans	286,510	186,292
Other assets	519,124	564,040
Total Assets	$14,747,740	$15,001,775
Liabilities and Capital
Liabilities
Debt, net	$9,704,996	$9,697,835
Accounts payable and accrued expenses	375,512	493,364
Deferred revenue	17,052	19,289
Obligations to tenants and other lease liabilities	95,705	128,297
Payable due to Medical Properties Trust, Inc.	54,182	55,351
Total Liabilities	10,247,447	10,394,136
Capital
General Partner — issued and outstanding — 5,969 units at June 30, 2026 and 5,972 units at December 31, 2025	43,716	44,457
Limited Partners — issued and outstanding — 590,817 units at June 30, 2026 and 591,036 units at December 31, 2025	4,320,561	4,393,915
Accumulated other comprehensive income	134,962	168,213
Total MPT Operating Partnership, L.P. capital	4,499,239	4,606,585
Non-controlling interests	1,054	1,054
Total Capital	4,500,293	4,607,639
Total Liabilities and Capital	$14,747,740	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit amounts)	2026	2025	2026	2025
Revenues
Rent billed	$203,400	$177,860	$400,920	$343,050
Straight-line rent	33,308	39,665	67,504	79,792
Income from financing leases	10,081	9,923	20,145	19,828
Interest and other income	12,494	12,911	22,779	21,488
Total revenues	259,283	240,359	511,348	464,158
Expenses
Interest	135,262	129,709	268,592	245,510
Real estate depreciation and amortization	69,453	66,717	139,170	131,289
Property-related	11,202	10,863	21,142	17,898
General and administrative	34,771	26,197	66,976	68,108
Total expenses	250,688	233,486	495,880	462,805
Other (expense) income
Gain on sale of real estate	6,462	5,212	5,672	13,271
Real estate and other impairment charges, net	(16,768)	(1,421)	(35,800)	(77,523)
Earnings from equity interests	11,408	25,324	27,147	39,310
Debt refinancing and unutilized financing benefit (costs)	—	181	—	(3,615)
Other (including fair value adjustments on securities)	(1,908)	(124,434)	(4,413)	(169,640)
Total other expense	(806)	(95,138)	(7,394)	(198,197)

Income (loss) before income tax	7,789	(88,265)	8,074	(196,844)
Income tax (expense) benefit	(10,077)	(9,803)	22,745	(19,240)

Net (loss) income	(2,288)	(98,068)	30,819	(216,084)
Net income attributable to non-controlling interests	(307)	(289)	(587)	(548)
Net (loss) income attributable to MPT Operating Partnership partners	$(2,595)	$(98,357)	$30,232	$(216,632)

Earnings per unit — basic and diluted
Net (loss) income attributable to MPT Operating Partnership partners	$(0.01)	$(0.16)	$0.05	$(0.36)

Weighted average units outstanding — basic	597,961	600,814	597,838	600,733
Weighted average units outstanding — diluted	597,961	600,814	597,838	600,733

Dividends declared per unit	$0.09	$0.08	$0.18	$0.16

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net (loss) income	$(2,288)	$(98,068)	$30,819	$(216,084)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	(193)	—	(4,208)
Foreign currency translation gain (loss)	11,262	210,781	(33,251)	304,248
Total comprehensive income (loss)	8,974	112,520	(2,432)	83,956
Comprehensive income attributable to non-controlling interests	(307)	(289)	(587)	(548)
Comprehensive income (loss) attributable to MPT Operating Partnership partners	$8,667	$112,231	$(3,019)	$83,408

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income	Non- Controlling Interests	Total Capital
Balance at December 31, 2025	5,972	$44,457	591,036	$4,393,915	$168,213	$1,054	$4,607,639
Net income	—	328	—	32,499	—	280	33,107
Foreign currency translation loss	—	—	—	—	(44,513)	—	(44,513)
Offering costs	—	—	—	(39)	—	—	(39)
Unit vesting and amortization of unit-based compensation	11	63	1,052	6,219	—	—	6,282
Unit vesting - satisfaction of tax withholdings	(4)	(18)	(352)	(1,774)	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	(280)	(280)
Distributions declared ($0.09 per unit)	—	(543)	—	(53,712)	—	—	(54,255)
Balance at March 31, 2026	5,979	$44,287	591,736	$4,377,108	$123,700	$1,054	$4,546,149
Net (loss) income	—	(26)	—	(2,569)	—	307	(2,288)
Foreign currency translation gain	—	—	—	—	11,262	—	11,262
Offering costs	—	(1)	—	(136)	—	—	(137)
Repurchase of units	(13)	(61)	(1,286)	(6,062)	—	—	(6,123)
Unit vesting and amortization of unit-based compensation	6	69	575	6,834	—	—	6,903
Unit vesting - satisfaction of tax withholdings	(3)	(10)	(208)	(974)	—	—	(984)
Distributions to non-controlling interests	—	—	—	—	—	(307)	(307)
Distributions declared ($0.09 per unit)	—	(542)	—	(53,640)	—	—	(54,182)
Balance at June 30, 2026	5,969	$43,716	590,817	$4,320,561	$134,962	$1,054	$4,500,293

	General				Accumulated
	Partner		Limited Partners		Other
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Non- Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468
Net (loss) income	—	(984)	—	(97,373)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	210,781	—	210,781
Offering costs	—	(1)	—	(100)	—	—	(101)
Unit vesting and amortization of unit-based compensation	3	83	303	8,264	—	—	8,347
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(86)	(451)	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	(289)	(289)
Distributions declared ($0.08 per unit)	—	(483)	—	(47,806)	—	—	(48,289)
Balance at June 30, 2025	6,010	$46,346	594,804	$4,581,032	$205,768	$1,054	$4,834,200

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$30,819	$(216,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	146,973	133,669
Amortization of deferred financing costs and debt discount	13,548	12,502
Straight-line rent revenue from operating and finance leases	(70,285)	(82,758)
Unit-based compensation	5,434	18,522
Gain on sale of real estate	(5,672)	(13,271)
Real estate and other impairment charges, net	36,435	81,479
Debt refinancing and unutilized financing costs	—	3,615
Tax rate changes and other	(45,155)	1,121
Non-cash fair value adjustments	5,474	156,843
Other adjustments	(9,334)	(26,722)
Changes in:
Interest and rent receivables	711	4,565
Other assets	(2,281)	(3,301)
Accounts payable and accrued expenses	(56,671)	(11,878)
Deferred revenue	(1,811)	(6,171)
Net cash provided by operating activities	48,185	52,131
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(102,329)
Net proceeds from sale of real estate	18,900	47,918
Proceeds received from repayment of loans receivable	62,895	3,000
Investment in loans receivable	(146,001)	(52,435)
Construction in progress and other	(20,188)	(40,623)
Capital additions and other investments, net	(45,388)	(17,265)
Net cash used for investing activities	(159,104)	(161,734)
Financing activities
Proceeds from term debt	—	2,512,970
Payments of term debt	—	(2,252,731)
Revolving credit facility, net	85,000	156,530
Distributions paid	(109,606)	(96,548)
Lease deposits and other obligations to tenants	3,919	1,970
Offering costs	(176)	(101)
Unit vesting - satisfaction of tax withholdings	(2,776)	(745)
Repurchase of units	(6,123)	—
Payment of debt refinancing and deferred financing costs and other financing activities	(1,766)	(49,822)
Net cash (used for) provided by financing activities	(31,528)	271,523
(Decrease) increase in cash, cash equivalents, and restricted cash for period	(142,447)	161,920
Effect of exchange rate changes	(2,120)	15,815
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$399,428	$512,908
Interest paid	$279,508	$220,281
Supplemental schedule of non-cash investing activities:
Real estate and other assets provided in property exchange	$158,706	$—
Real estate acquired in property exchange	165,500	—
Supplemental schedule of non-cash financing activities:
Distributions declared, unpaid	$54,182	$48,292
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$396,558	$509,828
Restricted cash, included in Other assets	2,870	3,080
	$399,428	$512,908

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the "Operating Partnership"), through which we conduct substantially all of our operations, was formed in September 2003. At present, we own, directly and indirectly, all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and that of the Operating Partnership on a combined basis, except where material differences exist.

We operate as a real estate investment trust ("REIT"). Accordingly, we are generally not subject to United States ("U.S.") federal income tax on our REIT taxable income, provided that we continue to qualify as a REIT and our distributions to our stockholders equal or exceed such taxable income. Similarly, the majority of our real estate operations in the United Kingdom ("U.K.") operate as a REIT and generally are subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Certain non-real estate activities we undertake in the U.S. are conducted by entities which we elected to be treated as taxable REIT subsidiaries ("TRS"). Our TRS entities are subject to both U.S. federal and state income taxes. For our properties located outside the U.S. (excluding those assets that are in the U.K. REIT), we are subject to the local income taxes of the jurisdictions where our properties reside and/or legal entities are domiciled; however, we do not expect to incur additional taxes, of a significant nature, in the U.S. from foreign-based income as the majority of such income flows through our REIT.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At June 30, 2026, we have investments in 373 facilities in 30 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026 (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

For information about significant accounting policies and how actual results could differ from estimates, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). There have been no material changes to these significant accounting policies.

Reclassifications

Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation.

Variable Interest Entities

At June 30, 2026, we had loans and/or equity investments in certain variable interest entities ("VIEs"), including our international joint venture, Healthcare Systems of America ("HSA"), and NOR Healthcare Systems ("NOR"). We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at June 30, 2026 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$—	Investments in Unconsolidated Operating Entities	$—
Loans, net	302,871	Mortgage and other loans	302,871
(1)
Carrying amount only reflects the net book value of our loan or equity investment in the VIE.
(2)
Our maximum loss exposure related to loans with VIEs represents our current aggregate carrying value of the loan plus accrued interest and any other related assets (such as rent receivables), less any liabilities. Our maximum loss exposure related to our equity investments in VIEs represents the current carrying values of such investments plus any other related assets (such as rent receivables), less any liabilities.

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of June 30, 2026, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash shortfalls).

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

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Land and land improvements	$25,028	$19,905
Buildings and other	148,095	19,409
Intangible lease assets — subject to amortization (weighted-average useful life of 20.3 years in 2026)	21,699	—
Investments in unconsolidated real estate joint ventures	—	63,015
Total net assets acquired	$194,822	$102,329

2026 Activity

On June 1, 2026, we completed a transaction with ScionHealth ("Scion"), Lifepoint Health, Inc. ("Lifepoint"), and Lifepoint Behavioral Health ("Lifepoint Behavioral") (the "Scion/Lifepoint Transaction"), as further described in this same Note 3 under the "Other Leasing Activities" subheading. As part of the transaction, we acquired one property in Kentucky valued at $165.5 million as part of a property exchange described below under the "Disposals" subheading of this Note 3. The property is leased to Lifepoint pursuant to a long-term master lease with annual inflation-based escalators.

During the first quarter of 2026, we closed on the acquisition of one property in Germany for approximately €23 million (along with real estate transfer tax) leased to Median Kliniken S.à r.l ("MEDIAN") pursuant to a long-term lease with annual inflation-based escalators.

2025 Activity

In April 2025, we invested approximately CHF 52 million (or approximately $63 million), inclusive of a CHF 25 million (or approximately $30 million) short-term loan, in the Swiss Medical Network real estate joint venture, proceeds of which, along with fundings from our joint venture partner, were used to facilitate the acquisition of a general acute care facility in Switzerland and repayment of debt.

In the first quarter of 2025, we funded approximately $39 million to Steward Health Care System's ("Steward") secured lender in order to obtain control over certain real estate assets for use by our new tenants.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Commitment (1)	Costs Paid as of June 30, 2026	Cost Remaining
IMED Hospitales ("IMED") (Spain)	$65,310	$55,674	$9,636
IMED (Spain)	44,791	44,612	179
HSA (Florida)	43,500	7,171	36,329
NOR (California)	24,333	1,411	22,922
HSA (Louisiana)	19,000	740	18,260
	$196,934	$109,608	$87,326
(1)
Includes major projects currently in process.

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we have completed construction to the stage where the building is "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of June 30, 2026, we estimate that the cost of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure and elevators at Norwood) approximates between $5 million and $10 million.

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

Disposals

2026 Activity

On June 1, 2026, we completed the Scion/Lifepoint Transaction as further described in this same Note 3 under the "Other Leasing Activities" subheading. As part of the transaction, we completed a property exchange, which resulted in the transfer of three facilities back to Scion in exchange for the Kentucky property noted previously in this same Note 3 under the "New Investments" subheading. The transaction, which included the satisfaction of the lease incentive from the 2025 transaction with the tenant, resulted in a net gain of approximately $6.8 million.

During the first six months of 2026, we also completed the sale of five facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025, resulting in a loss on real estate of approximately $1 million.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At June 30, 2026, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Minimum lease payments receivable	$559,416	$570,150
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(511,562)	(523,746)
Net investment in direct financing leases	251,672	250,222
Other financing leases (net of allowance for credit loss)	131,314	171,462
Total investment in financing leases	$382,986	$421,684

Other Leasing Activities

At June 30, 2026, our vacant properties represented less than 1% of total assets. We are in various stages of either re-leasing or selling these vacant properties.

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

Scion/Lifepoint Transaction

On June 1, 2026, we completed the Scion/Lifepoint Transaction which included (i) our acquisition of a new property from Lifepoint (as previously described in this same Note 3 under the "New Investments" subheading) in exchange for three Scion properties (as previously described in this same Note 3 under the "Disposals" subheading), (ii) the transition of hospital operations of two of our other facilities from Scion to Lifepoint, and (iii) the execution of a combined single master lease covering properties leased to Lifepoint and Lifepoint Behavioral. The new master lease has a lease term ending in 2045, annual cash rents approximating 99% of such rents prior to this transaction, and includes lease escalator provisions. After the Scion/Lifepoint Transaction, we have one remaining property leased to Scion, representing less than 0.2% of our total assets.

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

In 2025 and in accordance with the global settlement and the estimated recovery waterfall, we recorded approximately $140 million of additional impairment charges (including $55 million of impairment charges in the 2025 first quarter that further reduced our investment in the Connecticut properties, partially offset by an approximate $18 million impairment recovery in the 2025 second quarter). In determining the 2025 first and second quarter impairment charges and recoveries, we compared the carrying value of our investments to our estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and certain Connecticut real estate, we, along with assistance from a third-party independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sales prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (ranging from 8.25% to 8.5%). For the remaining Connecticut real estate, fair value was based on a recent (at the time) bid received for these properties.

In 2025 and through the first quarter of 2026, all the Connecticut and Pennsylvania properties (along with our investment in PHP Holdings discussed below) were sold, and Prospect's bankruptcy plan was deemed effective.

During the first six months of 2026, we received approximately $60 million from these asset sales and collection of Connecticut accounts receivable that serve as collateral for our remaining investment, while funding $62 million of the $65 million bankruptcy court approved funding commitment, as disclosed in our 2025 Annual Report. At June 30, 2026, our remaining investment in Prospect is approximately $67 million inclusive of the remaining $3 million commitment that we expect to fund in the 2026 third quarter. We believe this total investment is fully recoverable from the collection of remaining Connecticut accounts receivable (of which we received $1.5 million subsequent to quarter end) and proceeds from litigation and other causes of action, the ultimate outcome and timing of which are uncertain.

Re-tenanting Activity

In December 2025, we re-leased the six California properties to NOR as a result of their successful bid to acquire the hospital operations. Terms of the lease include an initial annualized rent almost identical to the previous rent amount due from Prospect in 2025, annual inflation-based escalators starting in the 2027 first quarter, and an initial fixed term of 15 years. All rent was deferred for the first six months (or until mid-June 2026), and 50% of rent is to be deferred for an additional six months, after which the aggregate deferred rent will be paid over the remaining lease term. We are accounting for rent revenue associated with the NOR lease on the cash basis and recognized $1 million in the 2026 second quarter. We have committed to fund approximately $24 million for a new emergency department at one facility and up to $60 million in seismic improvements that may be required by California regulators over the next four years, both of which will increase the lease base and result in additional rent.

PHP Investment

In regard to our investment in PHP Holdings, we accounted for this investment using the fair value option method. In the first six months of 2025, we recorded an approximate $147 million negative fair value adjustment ($129 million of which was in the 2025 second quarter). The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. On July 1, 2025, we received $2.3 million from the sale of PHP Holdings to Astrana Health.

Other Re-tenanting Activity

As discussed in previous filings, we entered into agreements in September 2024 with six operators (HSA, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health ("Tenor")) to lease 18 of the 23 former Steward-operated facilities. Since then, we have sold three of the facilities, including one in the 2026 first quarter. These leases included a rent ramp up period. In the 2025 first quarter, cash rents received from these operators were approximately $3.4 million, ramping up to $11 million in the 2025 second quarter, approximately $12 million in the 2025 third quarter, $26.1 million in the 2025 fourth quarter (including approximately $4 million of September 2025 rent from a cash-basis tenant that was received on October 1, 2025), $24.5 million in the 2026 first quarter, and $29.7 million in the second quarter of 2026. Based on these lease contracts (adjusted for the sales noted above), rent payments are to increase to approximately 100% of contractual rent starting with October 2026. As of June 30, 2026, all of these new operators have paid the rent due under their respective leases, except for cash-basis tenants Insight/Tenor who represent less than 1% of our annual revenues.

As of June 30, 2026, we have approximately $172 million in working capital and other loans related to these operators that were initially advanced to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management). These loans are generally secured by accounts receivables and/or other assets (like personal property). In the 2026 second quarter, we advanced an additional $50 million to HSA due to ongoing revenue cycle management issues, of which we have subsequently received approximately $25 million. In addition, approximately $9 million (including $6 million received in July 2026) of working capital loans have been repaid from the other operators. We have recorded charges of $27.4 million in the first six months of 2026, which impaired the majority of the loans due from Insight/Tenor to equal the fair value of the underlying collateral.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by operator (amounts in thousands):

Operator	Ownership Percentage	As of June 30, 2026	As of December 31, 2025
Swiss Medical Network	70%	$607,639	$611,347
MEDIAN	50%	463,901	486,695
CommonSpirit (Utah partnership)	25%	170,952	162,278
Policlinico di Monza	50%	78,835	86,091
HM Hospitales	45%	50,330	53,366
Total		$1,371,657	$1,399,777

For our MEDIAN unconsolidated real estate joint venture, we, along with our joint venture partner, closed on a €702.5 million non-recourse, 10-year nonamortizing secured debt facility on June 17, 2025. The debt carries a 5.1% fixed interest rate, and the majority of the proceeds were used to fund the repayment of the prior €655 million secured loan that carried a lower interest rate.

The Utah partnership applies specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the three months ended June 30, 2026 and 2025, our share of the Utah partnership's favorable fair value adjustments was approximately $2.0 million and $15.0 million, respectively, while, for the six months ended June 30, 2026 and 2025, our share was approximately $9.0 million and $21.0 million, respectively.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of June 30, 2026	As of December 31, 2025
Swiss Medical Network	$193,666	$197,497
Aevis Victoria SA ("Aevis")	58,831	64,859
Priory Group ("Priory")	45,316	43,913
Aspris Children's Services ("Aspris")	15,890	15,910
Total	$313,703	$322,179

Credit Loss Reserves

We apply a forward-looking "expected loss" model to our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Balance at beginning of the period	$42,772	$577,455
Provision for credit loss, net (1)	23,903	(12,659)
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	(411)	—
Balance at end of the period	$66,264	$564,796

	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of the year	$553,297	$511,473
Provision for credit loss, net (1)	38,457	53,323
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied (2)	(525,490)	—
Balance at end of the period	$66,264	$564,796
(1)
The amount in 2026 is primarily related to loans to Tenor and Insight, whereas, the amount in 2025 is primarily related to Prospect. See "Leasing Operations (Lessor)" in this Note 3 for further discussion.
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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of June 30, 2026		As of December 31, 2025
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,060,659	14.0%	$2,121,848	14.1%
Priory	1,269,486	8.6%	1,301,888	8.7%
HSA	1,258,884	8.5%	1,200,996	8.0%
Swiss Medical Network	860,136	5.8%	873,703	5.8%
Lifepoint Behavioral	797,333	5.4%	809,492	5.4%
Other operators	6,639,704	45.1%	6,688,287	44.6%
Other assets	1,861,538	12.6%	2,005,561	13.4%
Total	$14,747,740	100.0%	$15,001,775	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Total Assets by U.S. State and Country (1)

	As of June 30, 2026		As of December 31, 2025
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,379,139	9.4%	$1,427,391	9.5%
California	1,025,370	7.0%	977,890	6.5%
Florida	903,251	6.1%	834,940	5.6%
Arizona	325,519	2.2%	328,873	2.2%
Ohio	303,695	2.1%	330,189	2.2%
All other states	2,467,712	16.7%	2,480,182	16.5%
Other domestic assets	962,378	6.5%	1,072,900	7.2%
Total U.S.	$7,367,064	50.0%	$7,452,365	49.7%
United Kingdom	$4,069,802	27.6%	$4,184,188	27.9%
Switzerland	860,136	5.8%	873,703	5.8%
Germany	745,882	5.1%	751,806	5.0%
Spain	309,269	2.1%	302,323	2.0%
All other countries	496,427	3.3%	504,729	3.4%
Other international assets	899,160	6.1%	932,661	6.2%
Total international	$7,380,676	50.0%	$7,549,410	50.3%
Grand total	$14,747,740	100.0%	$15,001,775	100.0%

Total Assets by Facility Type (1)

	As of June 30, 2026		As of December 31, 2025
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,745,376	59.3%	$8,769,909	58.5%
Behavioral health facilities	2,393,777	16.2%	2,445,418	16.3%
Post acute care facilities	1,651,316	11.2%	1,671,616	11.1%
Freestanding ER/urgent care facilities	95,733	0.7%	109,271	0.7%
Other assets	1,861,538	12.6%	2,005,561	13.4%
Total	$14,747,740	100.0%	$15,001,775	100.0%
(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of June 30, 2026.

On a revenue basis, concentration in 2026 compared to the same periods of 2025 is as follows:

Total Revenues by Geographic Location

	For the Three Months Ended June 30,
	2026		2025
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$142,846	55.1%	$126,067	52.4%
United Kingdom	95,943	37.0%	93,924	39.1%
All other countries	20,494	7.9%	20,368	8.5%
Grand total	$259,283	100.0%	$240,359	100.0%

Total Revenues by Facility Type

	For the Three Months Ended June 30,
	2026		2025
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$162,523	62.7%	$147,648	61.4%
Behavioral health facilities	55,090	21.2%	53,545	22.3%
Post acute care facilities	39,359	15.2%	37,176	15.5%
Freestanding ER/urgent care facilities	2,311	0.9%	1,990	0.8%
Total	$259,283	100.0%	$240,359	100.0%

The following shows those tenants that represented 10% or more of our total revenues for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026		2025
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$54,699	21.1%	$53,725	22.4%
Priory	27,369	10.6%	26,456	11.0%
Other operators	177,215	68.3%	160,178	66.6%
Total	$259,283	100.0%	$240,359	100.0%

	For the Six Months Ended June 30,
	2026		2025
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$109,660	21.4%	$104,436	22.5%
Priory	54,865	10.7%	51,397	11.1%
Other operators	346,823	67.9%	308,325	66.4%
Total	$511,348	100.0%	$464,158	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of June 30, 2026	As of December 31, 2025
Secured revolving credit facility(A)	$718,544	$638,063
Secured term loan	200,000	200,000
British pound sterling secured term loan due 2034(B)	837,335	850,784
0.993% Senior Unsecured Notes due 2026(B)	571,100	587,300
5.000% Senior Unsecured Notes due 2027	1,400,000	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	795,720	808,500
4.625% Senior Unsecured Notes due 2029	900,000	900,000
3.375% Senior Unsecured Notes due 2030(B)	464,170	471,625
3.500% Senior Unsecured Notes due 2031	1,300,000	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,142,200	1,174,600
8.500% Senior Secured Notes due 2032	1,500,000	1,500,000
	$9,829,069	$9,830,872
Debt issue costs and discount, net	(124,073)	(133,037)
	$9,704,996	$9,697,835

(A)
Includes €100 million and €100 million of Euro-denominated borrowings and CHF 52 million and CHF 52 million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at June 30, 2026 and December 31, 2025, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at June 30, 2026 and December 31, 2025.

As of June 30, 2026, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2026	$1,289,644	(1)
2027	1,600,000	(1)
2028	795,720
2029	900,000
2030	464,170
Thereafter	4,779,535
Total	$9,829,069

(1)
Over the next 12 months, approximately $1.5 billion of debt is scheduled to mature. This includes the balance of the revolving portion of our Credit Facility of approximately $719 million (of which we have reduced by approximately $245 million through August 10, 2026), the term loan portion of our Credit Facility, and our 0.993% Senior Unsecured Notes due 2026. See "Credit Facility" subheading below and Note 12 “Subsequent Events” for updates on these maturities.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). The maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

On February 13, 2025 and concurrent with the closing of our private notes offering discussed previously, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility,

(ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued in February 2025 and set the covenant level at 60%, (iv) reset the interest rate to SOFR plus 225 basis points, (v) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued in February 2025, (vi) set the maximum secured leverage ratio at 40%, and (vii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.30:1.00.

On June 30, 2026, we formally extended the revolving portion of our Credit Facility to December 30, 2026. We can extend the facility another six months to June 30, 2027, subject to the satisfaction of certain conditions with the primary condition of not being in default at the time of the extension option date – and believe we will meet all conditions to do so.

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

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At June 30, 2026, we were in compliance with all financial and operating covenants.

5. Income Taxes

In the 2026 first quarter, we moved seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. With this move, we adjusted the deferred tax liabilities associated with these entities, resulting in a one-time tax benefit of approximately $43 million in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT.

6. Common Stock

On October 28, 2025, the Board of Directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $150 million of common stock, par value $0.001 per share. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in the open market or in privately negotiated transactions. In the first six months of 2026, we repurchased 1.3 million shares for a total of $6.1 million.

On August 11, 2025, we entered into an at-the-market equity offering program (the "ATM Program"), which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. As of June 30, 2026, we have not sold any shares under this ATM Program.

7. Stock Awards

During the second quarter of 2026, our shareholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the recent amendment increased the number of shares of common stock registered and reserved for stock awards by 12 million to 40.9 million. As of June 30, 2026 (and adjusted for the August 6, 2026 share registration on Form S-8), 14.0 million shares remain available for future stock awards. Share-based compensation expense totaled $5.4 million and $18.5 million for the six months ended June 30, 2026 and 2025, respectively. Of this expense, a benefit of ($7.8) million and an expense of $4.4 million for the six months ended June 30, 2026 and 2025, respectively, are from performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the cash-settled performance awards have been earned or vested at June 30, 2026, and will not begin to earn/vest until, for 20 consecutive days, our stock price reaches $7.00 for the 2024 performance award and our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for our 2025 performance award.

8. Fair Value of Financial Instruments

We have various assets and liabilities that are considered financial instruments. We estimate that the carrying value of cash and cash equivalents and accounts payable and accrued expenses approximate their fair values. We estimate the fair value of our interest and rent receivables using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar receivables would be made to others with similar credit ratings and for the same remaining maturities. The fair value of our mortgage loans and other loans is estimated by using Level 2 inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We determine the fair value of our senior notes using Level 2 inputs such as quotes from securities dealers and market makers. We estimate the fair value of our revolving credit facility and term loans using Level 2 inputs based on the present value of future payments, discounted at a rate which we consider appropriate for such debt.

Fair value estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and matters of significant judgment. Settlement of such fair value amounts may not be a prudent management decision.

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of June 30, 2026			As of December 31, 2025
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$18,391		$19,050	$19,210		$19,907
Loans(1)	713,343	(2)	711,248	624,243	(2)	624,369
Debt, net	(9,704,996)		(8,864,810)	(9,697,835)		(8,980,547)

(1)
Excludes the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.

(2)
Includes $7.5 million and $7.5 million of mortgage loans, $379.1 million and $388.9 million of loans (including a shareholder loan) included in investments in unconsolidated real estate joint ventures, $44.6 million and $45.4 million of loans that are part of our investments in unconsolidated operating entities, and $282.1 million and $182.4 million of other loans at June 30, 2026 and December 31, 2025, respectively.

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

At June 30, 2026 and December 31, 2025, the amounts recorded under the fair value option method were as follows (in thousands):

	As of June 30, 2026		As of December 31, 2025
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$123,620	$166,963	$116,113	$151,692	Mortgage loans
Equity investment and other loans	4,759	266,011	4,285	264,160	Investments in unconsolidated operating entities/Other loans

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

In addition to investments for which we elected the fair value option, we have other investments from time to time (including our investment in Aevis) that are measured at fair value on a recurring basis.

In the first six months of 2026, we recorded an unfavorable adjustment to the investments accounted for at fair value on a recurring basis of approximately $9 million, primarily related to our investment in Aevis and our investment in three hospitals in Colombia. In the first six months of 2025, we recorded a net unfavorable adjustment to the investments accounted for at fair value on a recurring basis of approximately $173 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured, from time-to-time, at fair value on a nonrecurring basis, such as for impairment purposes of our real estate, financial instruments, and for certain equity investments without a readily determinable fair value.

Impairment of Real Estate and Non-Real Estate Investments

See the Prospect subheading under "Leasing Operations (Lessor)" in Note 3 for a discussion around the use of fair value and related assumptions in the impairment of our real estate investments. In addition, see “Leasing Operations (Lessor)” in Note 3 for a discussion of loan impairments involving Insight and Tenor.

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(2,288)	$(98,068)
Non-controlling interests’ share in net income	(307)	(289)
Participating securities’ share in earnings	(407)	(224)
Net loss, less participating securities’ share in earnings	$(3,002)	$(98,581)
Denominator:
Basic weighted-average common shares	597,961	600,814
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	597,961	600,814

	For the Six Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$30,819	$(216,084)
Non-controlling interests’ share in net income	(587)	(548)
Participating securities’ share in earnings	(868)	(341)
Net income (loss), less participating securities’ share in earnings	$29,364	$(216,973)
Denominator:
Basic weighted-average common shares	597,838	600,733
Dilutive potential common shares(1)	—	—
Diluted weighted-average common shares	597,838	600,733

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended June 30,
	2026	2025
Numerator:
Net loss	$(2,288)	$(98,068)
Non-controlling interests’ share in net income	(307)	(289)
Participating securities’ share in earnings	(407)	(224)
Net loss, less participating securities’ share in earnings	$(3,002)	$(98,581)
Denominator:
Basic weighted-average units	597,961	600,814
Dilutive potential units(1)	—	—
Diluted weighted-average units	597,961	600,814

	For the Six Months Ended June 30,
	2026	2025
Numerator:
Net income (loss)	$30,819	$(216,084)
Non-controlling interests’ share in net income	(587)	(548)
Participating securities’ share in earnings	(868)	(341)
Net income (loss), less participating securities’ share in earnings	$29,364	$(216,973)
Denominator:
Basic weighted-average units	597,838	600,733
Dilutive potential units(1)	—	—
Diluted weighted-average units	597,838	600,733

(1)
The above computation of diluted earnings per share/unit does not include 103,820 and 85,032 of potential common shares/units for the three and six months ended June 30, 2025, as inclusion of these shares when a loss exists would be antidilutive. There were no dilutive potential common shares/units for the three and six months ended June 30, 2026.

10. Contingencies

As part of the global settlement with Steward discussed in previous filings, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we established a reserve for certain obligations due to third parties associated with properties formerly leased to Steward, which decreased to approximately $15 million at June 30, 2026.

We are, or were, party to various lawsuits as described below:

Securities and Derivative Litigation

On September 29, 2023, we and certain of our executives were named as defendants in a putative federal securities class action lawsuit filed by a purported stockholder in the United States District Court for the Southern District of New York (Case No. 1:23-cv- 08597). The complaint seeks class certification on behalf of purchasers of our common stock between May 23, 2023 and August 17, 2023 and alleges false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This class action complaint was amended on October 30, 2024 and alleged that we made material misstatements or omissions in connection with certain transactions involving Prospect. Defendants filed a motion to dismiss the amended complaint on January 14, 2025. That motion has been fully briefed and is currently pending before the Court.

Members of our Board of Directors were also named as defendants in two related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv- 10934) and March 1, 2024 (Case No. 1:24-cv-01589). The Company was named as a nominal defendant in both complaints. These shareholder derivative complaints both make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. The two cases have been consolidated and stayed pending further developments in the New York securities lawsuit described above. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. This action was stayed pending further developments in the New York securities action described above. On June 16, 2026, plaintiff in this action filed a notice of voluntary dismissal and the case has now been dismissed without prejudice.

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

Given FFO excludes real estate related depreciation and amortization expense by definition and due to our typical net lease structure which requires our tenants to bear most of the costs associated with our properties (including property taxes, insurance, etc.), the primary expenses reviewed by the CODM include general and administrative and interest expenses from our consolidated statements of net income. See "Concentration of Credit Risks" in Note 3 for entity-wide disclosures around major customers, geographic areas, and property types.

12. Subsequent Events

Refinancing

On August 10, 2026, we agreed to a privately negotiated issuance of $2.4 billion in new secured notes. These new notes carry a 9.25% fixed coupon rate and mature in 2032. Approximately $1.0 billion of proceeds from these new notes, in the form of cash, will be used to pay off our 0.993% Senior Unsecured Notes due 2026 in full and redeem approximately 27% of our 5.000% Senior Unsecured Notes due 2027. The remaining proceeds will be in the form of a note exchange to retire a portion of our existing 2027, 2028, 2029, 2030, and 2031 senior unsecured notes. We expect the transaction to close imminently and that we will capture a discount of approximately $123 million, net of certain lender fees and incur customary third-party fees and expenses. With that said, given the senior unsecured notes being paid down with cash have set redemption notice periods, we may not be able to settle these notes for 10 to 30 days.

Infracore Investment Monetization

On July 9, 2026, Infracore SA ("Infracore"), a Swiss hospital real estate company in which we held a non-controlling ownership interest, completed an initial public offering and listing of its shares on the SIX Swiss Exchange under the ticker symbol "INFRAC." The initial listing price was CHF 54.00 per share.

In connection with the offering, Infracore issued approximately 3.7 million new shares and received approximately CHF 200 million in gross proceeds. We sold approximately 0.7 million of our Infracore shares in the offering, resulting in total gross proceeds of approximately CHF 38 million. The offering reduced our ownership interest in Infracore from 70% to approximately 48.5%.

On July 13, 2026, we received approximately CHF 46 million from Infracore related to the repayment of outstanding shareholder loans and payment of the 2023 dividend. We expect to receive approximately CHF 28 million for payment of the 2025 dividends in the third quarter of 2026. Proceeds from the monetization activities above have been or will be used to reduce outstanding debt and for other general corporate purposes.

Property Disposals

On August 10, 2026, we closed on the sale of the five properties in the Utah partnership, which generated approximately $172 million and is reflective of our investment in this partnership at June 30, 2026. We plan to use proceeds from this sale to reduce outstanding debt and for other general corporate purposes.

Subsequent to June 30, 2026, we have entered into agreements for the sale of certain other assets that could generate $200 million to $400 million in 2026, although no assurances can be given on the amount or timing of such proceeds. These property sales are subject to due diligence, regulatory approvals, and other customary closing conditions.

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

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity and debt repayment transactions (including the use of proceeds thereof), expected returns on investments and financial performance, and expected trends and performance across our various markets. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our 2025 Annual Report and as updated in our Quarterly Reports on Form 10-Q for future periods, and on our Current Reports on Form 8-K filed with the SEC. Such factors include, among others, the following:

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
•
the risk that property sales (including those discussed in Note 12 to the condensed consolidated financial statements), loan repayments, and other capital recycling transactions do not occur as anticipated or at all;
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
•
the risk that the private notes transaction disclosed in Note 12 to the condensed consolidated financial statements does not close as anticipated or at all;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2025 Annual Report for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the six months ended June 30, 2026, there were no material changes to these policies and estimates.

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

At June 30, 2026, our portfolio consisted of 373 properties leased or loaned to 51 operators, and all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of June 30, 2026	% of Total	As of December 31, 2025	% of Total
Real estate assets - at cost	$12,661,627	85.9%	$12,751,022	85.0%
Accumulated real estate depreciation and amortization	(1,747,295)	(11.9)%	(1,663,056)	(11.1)%
Net investment in real estate assets	10,914,332	74.0%	11,087,966	73.9%
Cash and cash equivalents	396,558	2.7%	540,859	3.6%
Investments in unconsolidated real estate joint ventures	1,371,657	9.3%	1,399,777	9.3%
Investments in unconsolidated operating entities	313,703	2.1%	322,179	2.2%
Other	1,751,490	11.9%	1,650,994	11.0%
Total assets	$14,747,740	100.0%	$15,001,775	100.0%

Results of Operations

Three Months Ended June 30, 2026 Compared to June 30, 2025

Net loss for the three months ended June 30, 2026 was ($2.6) million, or ($0.01) per share, compared to a net loss of ($98.4) million, or ($0.16) per share, for the three months ended June 30, 2025. This improvement quarter over quarter is primarily driven by an $18.9 million increase in revenue, as discussed in detail below, and a $129 million unfavorable fair value adjustment to our investment in PHP Holdings in the second quarter of 2025, partially offset by more impairment charges, higher interest expense and general and administrative expense, along with lower earnings from equity interests in 2026 compared to 2025. Normalized FFO, after adjusting for certain items (as more fully described in the section titled "Reconciliation of Non-GAAP Financial Measures" in Item 2 of this Quarterly Report on Form 10-Q), was $92.2 million for the 2026 second quarter, or $0.15 per diluted share, as compared to $81.4 million, or $0.14 per diluted share, for the 2025 second quarter.

Revenues

A comparison of revenues for the three months ended June 30, 2026 and 2025 is as follows (dollar amounts in thousands):

	2026	% of Total	2025	% of Total	Year over Year Change
Rent billed	$203,400	78.4%	$177,860	74.0%	14.4%
Straight-line rent	33,308	12.9%	39,665	16.5%	(16.0)%
Income from financing leases	10,081	3.9%	9,923	4.1%	1.6%
Interest and other income	12,494	4.8%	12,911	5.4%	(3.2)%
Total revenues	$259,283	100.0%	$240,359	100.0%	7.9%

Our total revenues for the 2026 second quarter increased $18.9 million, or 7.9%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $19.2 million from the same period in the prior year, primarily due to $16.4 million more of lease revenue earned from the retenanting of the former Steward and Prospect-operated facilities, approximately $4.4 million of additional cash received from acquisitions in 2025 and 2026, an increase of $2.1 million due to increases in CPI above the contractual minimum escalations in our leases, $0.9 million of favorable foreign currency fluctuations, and $1.1 million from the completion of capital additions and development projects in 2025 and 2026. These increases were offset by approximately $5.5 million lower revenues from property sales in 2025 and 2026.

As discussed in Note 3 to the condensed consolidated financial statements, we combined Lifepoint and Lifepoint Behavioral properties into one single master lease on June 1, 2026. Although cash rent basically stayed the same, the aligning of the initial lease terms is expected to decrease operating lease revenue by approximately $2 million per quarter.

•
Income from financing leases – up approximately $0.1 million primarily due to the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – down approximately $0.4 million from the prior year due to the following:
o
Interest from loans – up $0.3 million, primarily due to additional revenue from new loans between periods, and to a lesser extent, from the escalation of interest rates between periods.
o
Other income – down $0.7 million from the prior year as we had less direct reimbursements from tenants for ground leases, property taxes, and insurance.

We currently have several tenants on the cash basis from a revenue recognition perspective, which can result in variability of our lease revenue quarter-to-quarter.

Interest Expense

Interest expense for the quarters ended June 30, 2026 and 2025 totaled $135.3 million and $129.7 million, respectively. This increase is primarily related to higher interest expense from the increase in average borrowings on our Credit Facility in the second quarter of 2026, compared to the same period of 2025, as our overall weighted-average interest rate stayed consistent at 5.3% for both periods.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the second quarter of 2026 increased to $69.5 million from $66.7 million in 2025. This increase is primarily due to the six California properties, leased to NOR, that were reclassified as operating leases in December 2025, along with net acquisition and disposal activity since the second quarter of 2025 (as disclosed previously).

Property-related

Property-related expenses totaled $11.2 million and $10.9 million for the quarters ended June 30, 2026 and 2025, respectively. Of the property-related expenses in the second quarter of 2026 and 2025, approximately $4.4 million and $5.1 million, respectively, represent costs that were reimbursed by our tenants and included in the "Interest and other income" line of the condensed consolidated statements of net income. The remaining non-reimbursed property expenses are higher quarter over quarter primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses were $34.8 million for the 2026 second quarter, compared to $26.2 million for the 2025 second quarter. Of these amounts, share-based compensation expense was $4.9 million for the second quarter of 2026, compared to $0.8 million in the 2025 second quarter, primarily due to less benefit in the 2026 period from the change in fair value of the performance awards that contain a cash-settlement feature and are marked to fair value quarterly, along with additional expense from new stock awards granted in 2025 and the 2026 first quarter.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of June 30, 2026, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Excluding share-based compensation, general and administrative expenses for the 2026 second quarter were higher than the prior year due to non-cash depreciation and other costs associated with our completed headquarters facility in Birmingham, Alabama and higher travel expenses.

Gain on Sale of Real Estate

During the three months ended June 30, 2026, the gain on sale of real estate of $6.5 million primarily relates to the Scion/Lifepoint Transaction as described in Note 3 to the condensed consolidated financial statements. During the three months ended June 30, 2025, the gain on sale of real estate of $5.2 million relates to the sale of one facility.

Real Estate and Other Impairment Charges, Net

In the 2026 second quarter, we recognized $16.8 million of real estate and other impairment charges, of which $15.2 million was recorded to further impair our working capital loans to Insight and Tenor. The remaining charges in the quarter consisted of a negative fair value adjustment on our investments in three hospitals in Colombia, along with non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2025, we recognized $1.4 million of real estate and other impairment charges, primarily associated with our three hospitals in Colombia and non-real estate impairment charges, primarily property taxes and other obligations not paid by our cash-basis tenants. These charges in the 2025 second quarter were partially offset by an impairment recovery on our Prospect facilities. See Note 3 to the condensed consolidated financial statements for further details of these charges.

Earnings from Equity Interests

Earnings from equity interests was $11.4 million for the quarter ended June 30, 2026, compared to earnings of $25.3 million for the same period in 2025. Our share of income in the Utah partnership included a $1.6 million positive fair value adjustment in the second quarter of 2026, primarily related to its interest rate swap; while, the 2025 second quarter included a $15 million favorable fair value adjustment in real estate.

The remaining change from 2025 to 2026 relates to higher interest incurred in our MEDIAN joint venture from the refinancing in the 2025 second quarter (as discussed in Note 3 of the condensed consolidated financial statements), partially offset by more rent earned in our Italian joint venture.

Other (Including Fair Value Adjustments on Securities)

Other expense for the second quarter of 2026 was $1.9 million, compared to other expense of $124.4 million in the prior year period. For the 2025 second quarter, we recognized approximately $125 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $129 million unfavorable adjustment to our investment in PHP Holdings, partially offset by a favorable adjustment of approximately $4 million related to our investment in Aevis.

With certain investments accounted for at fair value, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax (Expense) Benefit

We typically incur income tax expense related to U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.1 million income tax expense for the three months ended June 30, 2026 is primarily based on the income generated by our investments in the U.K. and Germany and is in line with the $9.8 million income tax expense in the second quarter of 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $541 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2026. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Six Months Ended June 30, 2026 Compared to June 30, 2025

Net income for the six months ended June 30, 2026, was $30.2 million, or $0.05 per share compared to a net loss of ($216.6) million, or ($0.36) per share, for the six months ended June 30, 2025. This increase in net income is primarily driven by (i) a $47.2 million increase in revenue as discussed in detail below, (ii) an approximately $43 million one-time tax benefit in the first quarter of 2026 from moving seven additional U.K. entities into our U.K. REIT as described in Note 5 to the condensed consolidated financial statements, (iii) $77.5 million of impairment charges primarily related to Prospect and certain of our Colombia assets along with $156 million of unfavorable fair value adjustments primarily related to our investments in PHP Holdings and Aevis in the first half of 2025, as compared to $36 million of impairment charges and $6 million of unfavorable non-cash fair value adjustments in the same period of 2026. The increase in net income was partially offset by higher interest expense and depreciation expense period over period. Normalized FFO, after adjusting for certain items (as more fully described in the section titled "Reconciliation of Non-GAAP Financial Measures" in Item 2 of this Quarterly Report on Form 10-Q), was $174.5 million for the first six months of 2026, or $0.29 per diluted share, as compared to $162.5 million, or $0.27 per diluted share, for the same period of 2025.

Revenues

A comparison of revenues for the six months ended June 30, 2026 and 2025 is as follows (dollar amounts in thousands):

	2026	% of Total	2025	% of Total	Year over Year Change
Rent billed	$400,920	78.4%	$343,050	73.9%	16.9%
Straight-line rent	67,504	13.2%	79,792	17.2%	(15.4)%
Income from financing leases	20,145	3.9%	19,828	4.3%	1.6%
Interest and other income	22,779	4.5%	21,488	4.6%	6.0%
Total revenues	$511,348	100.0%	$464,158	100.0%	10.2%

Our total revenues for the first six months of 2026 are up $47.2 million, or 10.2%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes billed rent and straight-line rent) – up $45.6 million from the same period in the prior year, primarily due to $31.9 million more of lease revenue earned from the retenanting of the former Steward and Prospect-operated facilities, approximately $6.9 million of additional cash received from acquisitions in 2025 and 2026, an increase of $3.8 million due to increases in CPI above the contractual minimum escalations in our leases, $8.4 million of favorable foreign currency fluctuations, and $2.2 million from the completion of capital additions and development projects in 2025 and 2026. These increases were partially offset by approximately $7.4 million lower revenues from property sales in 2025 and 2026.
•
Income from financing leases – up $0.3 million from the same period in the prior year primarily due to the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – up approximately $1.3 million from the same period in the prior year due to the following:
o
Interest from loans – up $2.1 million from the same period in the prior year, primarily due to additional revenue from new loans between periods, and to a lesser extent, from the escalation of interest rates between periods.
o
Other income – down $0.8 million from the prior year, as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the six months ended June 30, 2026 and 2025 totaled $268.6 million and $245.5 million, respectively. This increase is primarily related to a full six months of interest in 2026 related to our February 2025 debt refinancing activities (see Note 4 to the condensed consolidated financial statements for further details) and from the increase in average borrowings on our Credit Facility in the first half of 2026, compared to the same period of 2025. Overall, our weighted-average interest rate was 5.3% for the six months ended June 30, 2026, compared to 5.1% for the same period in 2025.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization for the first six months of 2026 increased to $139.2 million from $131.3 million for the same period of the prior year. This increase is primarily due to the six California properties, leased to NOR, that were reclassified as operating leases in December 2025, along with capital addition activity and net acquisition and disposal activity during 2025 (as disclosed in previous filings) and the first half of 2026 as more fully described in Note 3 to the condensed consolidated financial statements.

Property-related

Property-related expenses totaled $21.1 million and $17.9 million for the six months ended June 30, 2026 and 2025, respectively. Of the property-related expenses in the first half of 2026 and 2025, approximately $6.3 million and $7.1 million, respectively, represents costs that were reimbursed by our tenants and included in the "Interest and other income" line on our condensed consolidated statements of net income. The remaining non-reimbursed property expenses are higher period-over-period, primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses were $67.0 million for the first half of 2026, compared to $68.1 million for the same period of 2025. Of these amounts, share-based compensation expense was $5.4 million for the first six months of 2026, compared to $18.5 million for the same period of 2025, primarily due to more benefit in the 2026 period from the change in fair value of the performance awards that contain a cash-settlement feature and are marked to fair value quarterly, partially offset by additional expense from stock awards granted in 2025 and the 2026 first quarter.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of June 30, 2026, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Excluding share-based compensation, general and administrative expenses for the first six months of 2026 were higher than the prior year due to non-cash depreciation and other costs associated with our completed headquarters facility in Birmingham, Alabama and higher travel expenses.

Gain on Sale of Real Estate

During the six months ended June 30, 2026, the gain on sale of real estate of $5.7 million relates to the Scion/Lifepoint Transaction and the sale of five facilities as described in Note 3 to the condensed consolidated financial statements. During the six months ended June 30, 2025, the gain on sale of real estate of $13.3 million relates to the sale of three facilities.

Real Estate and Other Impairment Charges, Net

In the first half of 2026, we recognized $35.8 million of real estate and other impairment charges, primarily associated with our working capital loans to Insight and Tenor and, to a lesser extent, the transition of three vacant properties back to the ground lessor and negative fair value adjustments on our investments in three hospitals in Colombia, along with non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2025, we recognized $77.5 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia, as well as ongoing property taxes and other obligations not paid by our cash-basis tenants.

Earnings from Equity Interests

Earnings from equity interests was $27.1 million for the six months ended June 30, 2026, compared to $39.3 million for the same period in 2025. Our share of income in the Utah partnership included $9 million of positive fair value adjustments in the first six months of 2026, primarily related to a fair value increase in real estate and interest rate swap, compared to a $21 million positive fair value adjustment in the first half of 2025.

Our share of income for the MEDIAN joint venture decreased in the first six months of 2026 compared to 2025 due to the refinancing in 2025 as discussed in Note 3 to the condensed consolidated financial statements, but this decrease was offset by additional income earned from our Switzerland and Italian joint ventures.

Debt Refinancing and Unutilized Financing Benefit (Costs)

Debt refinancing and unutilized financing costs were $3.6 million for the first half of 2025. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026 - see Note 4 to the condensed consolidated financial statements for further discussion.

Other (Including Fair Value Adjustments on Securities)

Other expense for the first six months of 2026 was $4.4 million, compared to expense of $169.6 million in the same period of the prior year. For 2026, we recognized approximately $6 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $5 million unfavorable adjustment to our investment in Aevis. For 2025, we recognized approximately $156 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $147 million unfavorable adjustment to our investment in PHP Holdings and approximately $8 million related to our investment in Aevis.

Income Tax (Expense) Benefit

We typically incur income tax expense related to U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $22.7 million income tax benefit for the six months ended June 30, 2026, is largely due to moving seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. As part of this move, we adjusted the deferred tax liabilities associated with these entities, which resulted in an approximate $43 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Excluding this one-time benefit, income tax expense for the first six months of 2026 was in line with the $19.2 million income tax expense in the first half of 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $541 million should be reflected against certain of our international and domestic net deferred tax assets at June 30, 2026. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net (loss) income attributable to MPT common stockholders to FFO and Normalized FFO for the three and six months ended June 30, 2026 and 2025 (in thousands except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FFO information:
Net (loss) income attributable to MPT common stockholders	$(2,595)	$(98,357)	$30,232	$(216,632)
Participating securities’ share in earnings	(407)	(224)	(868)	(341)
Net (loss) income, less participating securities’ share in earnings	$(3,002)	$(98,581)	$29,364	$(216,973)
Depreciation and amortization	86,021	81,332	171,903	158,223
Gain on sale of real estate	(6,554)	(5,212)	(4,538)	(13,271)
Real estate impairment charges (recoveries)	1,605	(17,715)	10,642	47,968
Funds from operations	$78,070	$(40,176)	$207,371	$(24,053)
Other impairment charges, net	15,324	19,613	25,793	33,511
Litigation, bankruptcy and other costs	1,435	2,156	3,067	12,203
Share-based compensation (fair value adjustments) (1)	(4,825)	(9,540)	(13,287)	(13)
Non-cash fair value adjustments	2,235	108,827	(3,333)	135,436
Tax rate changes and other	—	19	(45,155)	1,121
Debt refinancing and unutilized financing costs	—	463	—	4,259
Normalized funds from operations	$92,239	$81,362	$174,456	$162,464
Per diluted share data:
Net (loss) income, less participating securities’ share in earnings	$(0.01)	$(0.16)	$0.05	$(0.36)
Depreciation and amortization	0.15	0.13	0.29	0.26
Gain on sale of real estate	(0.01)	(0.01)	(0.01)	(0.02)
Real estate impairment charges (recoveries)	—	(0.03)	0.02	0.08
Funds from operations	$0.13	$(0.07)	$0.35	$(0.04)
Other impairment charges, net	0.03	0.04	0.04	0.05
Litigation, bankruptcy and other costs	—	—	0.01	0.02
Share-based compensation (fair value adjustments) (1)	(0.01)	(0.02)	(0.02)	—
Non-cash fair value adjustments	—	0.19	(0.01)	0.23
Tax rate changes and other	—	—	(0.08)	—
Debt refinancing and unutilized financing costs	—	—	—	0.01
Normalized funds from operations	$0.15	$0.14	$0.29	$0.27

(1)
Total share-based compensation expense is $4.9 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $5.4 million and $18.5 million for the six months ended June 30, 2026 and 2025, respectively, (including certain awards that are to be settled in cash). Cash-settled awards are typically recorded in accordance with GAAP at fair value and remeasured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, NFFO reflects additional expense of $4.8 million and $9.5 million in the three months ended June 30, 2026 and 2025, respectively, and $13.3 million and less than $0.1 million in the six months ended June 30, 2026 and 2025, respectively, to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $9.7 million and $10.4 million for the three months ended June 30, 2026 and 2025, respectively, and $18.7 million and $18.5 million for the six months ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2026 Cash Flow Activity

During the first six months of 2026, we generated approximately $48 million of cash flows from operating activities, which were slightly lower than the first six months of 2025 primarily due to a $59 million increase in interest paid in the first six months of

2026 compared to the same period in 2025 due to the February 2025 refinancing activities along with more cash paid for property-related and general and administrative expenses, partially offset by an approximate $58 million increase in rent billed, including $34 million increase in rent received from cash-basis tenants. We used these operating cash flows, cash on-hand, proceeds from the revolving portion of our Credit Facility, and proceeds from repayment of loans receivable and asset sales to fund our dividends and other investing activities.

During the first six months of 2026, our investing and financing activities included:

a)
the sale of five facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025;
b)
the completion of the Scion/Lifepoint Transaction as further described in Note 3 to the condensed consolidated financial statements;
c)
the closing of an acquisition of one property in Germany for approximately €23 million;
d)
the advancing of $50 million in working capital loans to HSA (see Note 3 to the condensed consolidated financial statements for more detail), of which we have been repaid $25 million post June 30, 2026, and expect further proceeds in the near future;
e)
formally extending the revolving portion of our Credit Facility from June 30, 2026 to December 30, 2026, with an option to extend to June 30, 2027, subject to satisfaction of certain conditions; and
f)
progress towards the conclusion of the Prospect bankruptcy, which as discussed in Note 3 to the condensed consolidated financial statements, included the Prospect’s bankruptcy plan becoming effective. During the period, we received approximately $60 million from Connecticut and Pennsylvania asset sales and collection of Connecticut accounts receivable, while funding $62 million of the $65 million bankruptcy court approved funding commitment (as disclosed in our 2025 Annual Report) and expect to fund the remaining $3 million commitment in the 2026 third quarter. Although no assurances can be given as to the amount to be received or timing of such collections, we expect to collect our remaining loan of $67 million at June 30, 2026, from a combination of a) collection of remaining Connecticut accounts receivable and b) proceeds from certain of Prospect’s causes of action.

See below for additional liquidity related activities occurring subsequent to June 30, 2026:

Refinancing

On August 10, 2026, we agreed to a privately negotiated issuance of $2.4 billion in new secured notes. These new notes carry a 9.25% fixed coupon rate and mature in 2032. Approximately $1.0 billion of proceeds from these new notes, in the form of cash, will be used to pay off our 0.993% Senior Unsecured Notes due 2026 in full and redeem approximately 27% of our 5.000% Senior Unsecured Notes due 2027. The remaining proceeds will be in the form of a note exchange to retire a portion of our existing 2027, 2028, 2029, 2030, and 2031 senior unsecured notes. We expect the transaction to close imminently and that we will capture a discount of approximately $123 million, net of certain lender fees and incur customary third-party fees and expenses. With that said, given the senior unsecured notes being paid down with cash have set redemption notice periods, we may not be able to settle these notes for 10 to 30 days.

Infracore Investment Monetization

On July 9, 2026, Infracore SA ("Infracore"), a Swiss hospital real estate company in which we held a non-controlling ownership interest, completed an initial public offering and listing of its shares on the SIX Swiss Exchange under the ticker symbol "INFRAC." The initial listing price was CHF 54.00 per share.

In connection with the offering, Infracore issued approximately 3.7 million new shares and received approximately CHF 200 million in gross proceeds. We sold approximately 0.7 million of our Infracore shares in the offering, resulting in total gross proceeds of approximately CHF 38 million. The offering reduced our ownership interest in Infracore from 70% to approximately 48.5%.

On July 13, 2026, we received approximately CHF 46 million from Infracore related to the repayment of outstanding shareholder loans and payment of the 2023 dividend. We expect to receive approximately CHF 28 million for payment of the 2025 dividends in the third quarter of 2026.

Property Disposals

On August 10, 2026, we closed on the sale of the five properties in the Utah partnership, which generated approximately $172 million.

Subsequent to June 30, 2026, we have entered into agreements for the sale of certain other assets that could generate $200 million to $400 million in 2026, although no assurances can be given on the amount or timing of such proceeds. These property sales are subject to due diligence, regulatory approvals, and other customary closing conditions.

Debt Covenant Compliance

See Note 4 to the condensed consolidated financial statements for detail of our covenant requirements.

As of August 10, 2026, we are in compliance with all such financial and operating covenants.

2025 Cash Flow Activity

During the first six months of 2025, we generated approximately $52 million of cash flows from operating activities. We used these operating cash flows, proceeds from our Credit Facility, and proceeds from asset sales to fund our dividends and other investing activities. During the first half of 2025, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our Credit Facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to pay down our Credit Facility by approximately $800 million.

Short-term Liquidity Requirements:

Our short-term liquidity requirements typically consist of property-related expenses, general and administrative expenses, dividends in order to comply with REIT requirements, interest payments on our debt, and planned funding commitments on development and capital improvement projects for the next twelve months. Our monthly rent and interest receipts and distributions from our joint venture arrangements are typically enough to cover our short-term liquidity requirements.

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations, from the ramp up of cash rents from the tenants that replaced Steward and the Prospect California facilities, and from the completion of certain development projects. We expect these rent and interest increases to outpace the higher interest cost that may be associated with refinancing maturities coming due within the next twelve months; however, no assurances can be given.

Prior to the completion of the $2.4 billion private secured notes transaction more fully described in Note 12 to the condensed consolidated financial statements, we had $0.3 billion of cash on-hand as of August 10, 2026 and $1.3 billion of debt coming due within the next twelve months, inclusive of the June 30, 2027 maturity of our existing Credit Facility (assuming the second six-month extension of the revolving portion is exercised) and the 0.993% Senior Unsecured Notes due 2026. With the completion of the $2.4 billion secured notes transaction, which is expected to close imminently, we will use a portion of the proceeds to pay off the 0.993% Senior Unsecured Notes due 2026 in full. This will leave only the Credit Facility (current outstanding balance of $0.7 billion) due within the next 12 months. However, we have a plan to address this near-term maturity through a combination of:

•
available cash on-hand along with the approximate $172 million of proceeds from the sale of the five properties in the Utah partnership on August 10, 2026;
•
completing certain other asset sales that could generate cash proceeds in the $200 million to $400 million range;
•
issuing new USD, EUR, or GBP denominated debt securities; and
•
entering into a new Credit Facility with a multi-year term.

In addition to our plan above, we may complete various other strategic property dispositions and access our ATM program for the sale of up to $500 million of our common stock, if needed.

We believe our plan discussed above and routine cash receipts of rent and interest, can fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under "Short-term Liquidity Requirements" along with investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current cash on-hand of approximately $0.3 billion at August 10, 2026, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, including those coming due in the next 12 months discussed above, we will need to look to other sources, which may include one or a combination of the following:

•
property sales or the monetization of a portion of our real estate joint ventures;
•
entering into a new Credit Facility with a multi-year term;
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

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of August 10, 2026 (after completion of the $2.4 billion refinancing transaction discussed previously) are expected to be as follows (in thousands):

2026	$475,250	(1)
2027	865,397
2028	604,812
2029	581,229
2030	394,304
Thereafter	6,589,509
Total	$9,510,501
(1)
Represents the outstanding balance of our revolving credit facility for which we have an option to extend to June 30, 2027, subject to the satisfaction of certain conditions - see Note 4 to the condensed consolidated financial statements for further details.

Contractual Commitments

We presented our contractual commitments in our 2025 Annual Report and have updated our expectations herein for significant changes through August 10, 2026, including after the completion of the $2.4 billion refinancing transaction as further described in Note 12 to the condensed consolidated financial statements.

Contractual Commitments	2026(1)	2027	2028	2029	2030	Thereafter	Total
Senior unsecured notes	$30,427	$785,248	$692,941	$645,481	$431,674	$699,519	$3,285,290
Senior secured notes	182,405	430,175	430,175	430,175	430,175	5,624,996	7,528,101
Revolving credit facility	487,338	—	—	—	—	—	487,338
(1)
This column represents obligations post August 10, 2026.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two-year period ended June 30, 2026:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
May 28, 2026	June 18, 2026	July 16, 2026	$0.09
February 12, 2026	March 12, 2026	April 9, 2026	$0.09
November 17, 2025	December 11, 2025	January 8, 2026	$0.09
August 14, 2025	September 11, 2025	October 9, 2025	$0.08
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08
August 22, 2024	September 9, 2024	October 10, 2024	$0.08

It is our policy to make sufficient distributions to stockholders in order for us to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, and to efficiently manage corporate income and excise taxes on undistributed income. Although we have only made cash distributions historically, we may consider making stock dividends in the future for liquidity purposes, while still complying with REIT requirements. In addition, our Credit Facility limits the amount of cash dividends we can make. See Note 4 to the condensed consolidated financial statements for further information.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At June 30, 2026, our outstanding debt totaled $9.8 billion (excluding the effects of any discount or debt issue costs recorded), which consisted of fixed-rate debt of approximately $8.9 billion and variable rate debt of $0.9 billion. If market interest rates increase or decrease by 10% on our fixed rate debt, the fair value of our debt at June 30, 2026 would decrease or increase by approximately $216 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decided to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $5.5 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $5.5 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.9 billion, the balance of such variable rate debt at June 30, 2026.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2026 results to-date, a 10% increase or decrease in exchange rates would decrease or increase our net loss by $8.9 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various lawsuits as further described in Note 10 "Contingencies" to the condensed consolidated financial statements. We have not recorded a liability related to these lawsuits because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2026:

Period	Total number of shares purchased(1) (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2) (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2026 - April 30, 2026	211	$4.67	—	$126,560
May 1, 2026 - May 31, 2026	—	$—	—	$126,560
June 1, 2026 - June 30, 2026	1,299	$4.72	1,299	$120,430
Total	1,510		1,299	$120,430
(1)
The number of shares purchased consists of shares of common stock purchased as part of a publicly announced program to purchase common stock of the Company, as well as shares of common stock tendered by employees to satisfy the employees' tax withholding obligations arising as a result of vesting of restricted stock awards under the Second Amended and Restated 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which shares were purchased based on their fair market value on the vesting date.
(2)
On October 28, 2025, the Board of Directors of the Company authorized a stock repurchase program for up to $150 million of common stock, par value $0.001 per share. The repurchase authorization expires December 31, 2026, does not obligate us to acquire any common stock, and is subject to market conditions and our ongoing determination of the best use of available cash.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.

(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: August 10, 2026