Form 10-Q
period 2026-09-30
MEDICAL PROPERTIES TRUST INC; MPT Operating Partnership, L.P.
filed 2026-11-06
CIK 1287865, 1524607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, Medical Properties Trust, Inc. had 588.9 million shares of common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2026 of Medical Properties Trust, Inc., a Maryland corporation, and MPT Operating Partnership, L.P., a Delaware limited partnership, through which Medical Properties Trust, Inc. conducts substantially all of its operations. Unless otherwise indicated or unless the context requires otherwise, all references in this report to "we," "us," "our," "Medical Properties," "MPT," or the "Company" refer to Medical Properties Trust, Inc. together with its consolidated subsidiaries, including MPT Operating Partnership, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to "operating partnership" refer to MPT Operating Partnership, L.P. together with its consolidated subsidiaries.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(In thousands, except per share amounts)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,921,015	$12,205,687
Investment in financing leases	384,419	421,684
Mortgage loans	131,726	123,651
Gross investment in real estate assets	12,437,160	12,751,022
Accumulated depreciation and amortization	(1,768,594)	(1,663,056)
Net investment in real estate assets	10,668,566	11,087,966
Cash and cash equivalents	599,282	540,859
Interest and rent receivables	19,137	19,210
Straight-line rent receivables	944,326	881,452
Investments in unconsolidated real estate joint ventures	1,045,475	1,399,777
Investments in unconsolidated operating entities	320,740	322,179
Other loans	283,015	186,292
Other assets	513,155	564,040
Total Assets	$14,393,696	$15,001,775
Liabilities and Equity
Liabilities
Debt, net	$9,260,257	$9,697,835
Accounts payable and accrued expenses	398,703	549,105
Deferred revenue	16,930	19,289
Obligations to tenants and other lease liabilities	95,380	128,297
Total Liabilities	9,771,270	10,394,526
Equity
Preferred stock, $0.001 par value. Authorized 10,000 shares; no shares outstanding	—	—
Common stock, $0.001 par value. Authorized 750,000 shares; issued and outstanding — 597,157 shares at September 30, 2026 and 597,008 shares at December 31, 2025	597	597
Additional paid-in capital	8,583,101	8,573,396
Retained deficit	(4,066,730)	(4,136,011)
Accumulated other comprehensive income	104,405	168,213
Total Medical Properties Trust, Inc. stockholders’ equity	4,621,373	4,606,195
Non-controlling interests	1,053	1,054
Total Equity	4,622,426	4,607,249
Total Liabilities and Equity	$14,393,696	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues
Rent billed	$195,305	$181,001	$596,225	$524,051
Straight-line rent	35,699	36,405	103,203	116,197
Income from financing leases	10,099	9,944	30,244	29,772
Interest and other income	9,037	10,172	31,816	31,660
Total revenues	250,140	237,522	761,488	701,680
Expenses
Interest	153,091	132,395	421,683	377,905
Real estate depreciation and amortization	70,343	66,993	209,513	198,282
Property-related	11,399	8,993	32,541	26,891
General and administrative	29,036	37,734	96,012	105,842
Total expenses	263,869	246,115	759,749	708,920
Other income (expense)
Gain (loss) on sale of real estate	157,766	(9,115)	163,438	4,156
Real estate and other impairment charges, net	(23,870)	(81,761)	(59,670)	(159,284)
Earnings from equity interests	6,988	34,403	34,135	73,713
Debt refinancing and unutilized financing benefit (costs)	69,524	(14)	69,524	(3,629)
Other (including fair value adjustments on securities)	15,424	(1,498)	11,011	(171,138)
Total other income (expense)	225,832	(57,985)	218,438	(256,182)

Income (loss) before income tax	212,103	(66,578)	220,177	(263,422)
Income tax (expense) benefit	(10,026)	(10,872)	12,719	(30,112)

Net income (loss)	202,077	(77,450)	232,896	(293,534)
Net income attributable to non-controlling interests	(494)	(280)	(1,081)	(828)
Net income (loss) attributable to MPT common stockholders	$201,583	$(77,730)	$231,815	$(294,362)

Earnings per common share — basic and diluted
Net income (loss) attributable to MPT common stockholders	$0.34	$(0.13)	$0.39	$(0.49)

Weighted average shares outstanding — basic	597,157	601,136	597,611	600,867
Weighted average shares outstanding — diluted	597,162	601,136	597,613	600,867

Dividends declared per common share	$0.09	$0.08	$0.27	$0.24

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$202,077	$(77,450)	$232,896	$(293,534)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	—	—	(4,208)
Foreign currency translation (loss) gain	(30,557)	(51,081)	(63,808)	253,167
Total comprehensive income (loss)	171,520	(128,531)	169,088	(44,575)
Comprehensive income attributable to non-controlling interests	(494)	(280)	(1,081)	(828)
Comprehensive income (loss) attributable to MPT common stockholders	$171,026	$(128,811)	$168,007	$(45,403)

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	—	$—	597,008	$597	$8,573,396	$(4,136,011)	$168,213	$1,054	$4,607,249
Net income	—	—	—	—	—	32,827	—	280	33,107
Foreign currency translation loss	—	—	—	—	—	—	(44,513)	—	(44,513)
Offering costs	—	—	—	—	(39)	—	—	—	(39)
Stock vesting and amortization of stock-based compensation	—	—	1,063	1	6,281	—	—	—	6,282
Stock vesting - satisfaction of tax withholdings	—	—	(356)	—	(1,792)	—	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(280)	(280)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,255)	—	—	(54,255)
Balance at March 31, 2026	—	$—	597,715	$598	$8,577,846	$(4,157,439)	$123,700	$1,054	$4,545,759
Net (loss) income	—	—	—	—	—	(2,595)	—	307	(2,288)
Foreign currency translation gain	—	—	—	—	—	—	11,262	—	11,262
Offering costs	—	—	—	—	(137)	—	—	—	(137)
Repurchase of common stock	—	—	(1,299)	(1)	(6,122)	—	—	—	(6,123)
Stock vesting and amortization of stock-based compensation	—	—	581	—	6,903	—	—	—	6,903
Stock vesting - satisfaction of tax withholdings	—	—	(211)	—	(984)	—	—	—	(984)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(307)	(307)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,182)	—	—	(54,182)
Balance at June 30, 2026	—	$—	596,786	$597	$8,577,506	$(4,214,216)	$134,962	$1,054	$4,499,903
Net income	—	—	—	—	—	201,583	—	494	202,077
Foreign currency translation loss	—	—	—	—	—	—	(30,557)	—	(30,557)
Offering costs	—	—	—	—	(86)	—	—	—	(86)
Stock vesting and amortization of stock-based compensation	—	—	579	—	6,644	—	—	—	6,644
Stock vesting - satisfaction of tax withholdings	—	—	(208)	—	(963)	—	—	—	(963)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(495)	(495)
Dividends declared ($0.09 per common share)	—	—	—	—	—	(54,097)	—	—	(54,097)
Balance at September 30, 2026	—	$—	597,157	$597	$8,583,101	$(4,066,730)	$104,405	$1,053	$4,622,426

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Preferred		Common
(In thousands, except per share amounts)	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	—	$—	600,403	$600	$8,584,917	$(3,658,516)	$(94,272)	$1,054	$4,833,783
Net (loss) income	—	—	—	—	—	(118,275)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	—	—	93,467	—	93,467
Stock vesting and amortization of stock-based compensation	—	—	267	—	5,794	—	—	—	5,794
Stock vesting - satisfaction of tax withholdings	—	—	(75)	—	(289)	—	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,387)	—	—	(48,387)
Balance at March 31, 2025	—	$—	600,595	$600	$8,590,422	$(3,825,178)	$(4,820)	$1,054	$4,762,078
Net (loss) income	—	—	—	—	—	(98,357)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	—	—	210,781	—	210,781
Offering costs	—	—	—	—	(101)	—	—	—	(101)
Stock vesting and amortization of stock-based compensation	—	—	306	1	8,346	—	—	—	8,347
Stock vesting - satisfaction of tax withholdings	—	—	(87)	—	(456)	—	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(289)	(289)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,289)	—	—	(48,289)
Balance at June 30, 2025	—	$—	600,814	$601	$8,598,211	$(3,971,824)	$205,768	$1,054	$4,833,810
Net (loss) income	—	—	—	—	—	(77,730)	—	280	(77,450)
Foreign currency translation loss	—	—	—	—	—	—	(51,081)	—	(51,081)
Offering costs	—	—	—	—	(543)	—	—	—	(543)
Stock vesting and amortization of stock-based compensation	—	—	491	—	6,059	—	—	—	6,059
Stock vesting - satisfaction of tax withholdings	—	—	(169)	—	(733)	—	—	—	(733)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(280)	(280)
Dividends declared ($0.08 per common share)	—	—	—	—	—	(48,419)	—	—	(48,419)
Balance at September 30, 2025	—	$—	601,136	$601	$8,602,994	$(4,097,973)	$154,687	$1,054	$4,661,363

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$232,896	$(293,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221,460	203,145
Amortization of deferred financing costs and debt discount	17,821	19,364
Straight-line rent revenue from operating and finance leases	(108,322)	(120,674)
Stock-based compensation	5,815	30,864
Gain on sale of real estate	(163,438)	(4,156)
Real estate and other impairment charges, net	62,314	167,132
Debt refinancing and unutilized financing (benefit) costs	(69,524)	3,629
Earnings from equity and other interests	(34,135)	(73,713)
Distributions of earnings from equity and other interests	84,880	30,502
Tax rate changes and other	(43,546)	997
Non-cash fair value adjustments	(10,526)	157,592
Other adjustments	(9,312)	(11,437)
Changes in:
Interest and rent receivables	31	8,305
Other assets	(931)	5,491
Accounts payable and accrued expenses	(94,383)	(45,719)
Deferred revenue	(1,773)	(7,085)
Net cash provided by operating activities	89,327	70,703
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(110,089)
Net proceeds from sale of real estate	389,900	96,961
Proceeds received from repayment of loans receivable	126,705	10,049
Investment in loans receivable	(186,452)	(158,974)
Construction in progress and other	(25,592)	(60,747)
Sale and return of equity investment	222,042	—
Capital additions and other investments, net	(60,227)	(34,069)
Net cash provided by (used for) investing activities	437,054	(256,869)
Financing activities
Proceeds from term debt	962,687	2,512,970
Payments of term debt	(968,837)	(2,252,731)
Revolving credit facility, net	(249,574)	171,530
Dividends paid	(163,788)	(144,840)
Lease deposits and other obligations to tenants	1,574	2,475
Offering costs	(262)	(644)
Stock vesting - satisfaction of tax withholdings	(3,739)	(1,478)
Repurchase of common stock	(6,123)	—
Payment of debt refinancing and deferred financing costs and other financing activities	(44,359)	(50,218)
Net cash (used for) provided by financing activities	(472,421)	237,064
Increase in cash, cash equivalents, and restricted cash for period	53,960	50,898
Effect of exchange rate changes	4,176	13,562
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$602,131	$399,633
Interest paid	$471,927	$393,100
Supplemental schedule of non-cash investing activities:
Real estate and other assets provided in property exchange	$158,706	$—
Real estate acquired in property exchange	165,500	—
Supplemental schedule of non-cash financing activities:
Term debt issued in note exchange	$1,437,313	$—
Term debt retired in note exchange	1,560,307	—
Dividends declared, unpaid	54,097	48,419
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$599,282	$396,577
Restricted cash, included in Other assets	2,849	3,056
	$602,131	$399,633

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(In thousands)	(Unaudited)	(Note 2)
Assets
Real estate assets
Land, buildings and improvements, intangible lease assets, and other	$11,921,015	$12,205,687
Investment in financing leases	384,419	421,684
Mortgage loans	131,726	123,651
Gross investment in real estate assets	12,437,160	12,751,022
Accumulated depreciation and amortization	(1,768,594)	(1,663,056)
Net investment in real estate assets	10,668,566	11,087,966
Cash and cash equivalents	599,282	540,859
Interest and rent receivables	19,137	19,210
Straight-line rent receivables	944,326	881,452
Investments in unconsolidated real estate joint ventures	1,045,475	1,399,777
Investments in unconsolidated operating entities	320,740	322,179
Other loans	283,015	186,292
Other assets	513,155	564,040
Total Assets	$14,393,696	$15,001,775
Liabilities and Capital
Liabilities
Debt, net	$9,260,257	$9,697,835
Accounts payable and accrued expenses	344,216	493,364
Deferred revenue	16,930	19,289
Obligations to tenants and other lease liabilities	95,380	128,297
Payable due to Medical Properties Trust, Inc.	54,097	55,351
Total Liabilities	9,770,880	10,394,136
Capital
General Partner — issued and outstanding — 5,972 units at September 30, 2026 and 5,972 units at December 31, 2025	45,246	44,457
Limited Partners — issued and outstanding — 591,185 units at September 30, 2026 and 591,036 units at December 31, 2025	4,472,112	4,393,915
Accumulated other comprehensive income	104,405	168,213
Total MPT Operating Partnership, L.P. capital	4,621,763	4,606,585
Non-controlling interests	1,053	1,054
Total Capital	4,622,816	4,607,639
Total Liabilities and Capital	$14,393,696	$15,001,775

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Net Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit amounts)	2026	2025	2026	2025
Revenues
Rent billed	$195,305	$181,001	$596,225	$524,051
Straight-line rent	35,699	36,405	103,203	116,197
Income from financing leases	10,099	9,944	30,244	29,772
Interest and other income	9,037	10,172	31,816	31,660
Total revenues	250,140	237,522	761,488	701,680
Expenses
Interest	153,091	132,395	421,683	377,905
Real estate depreciation and amortization	70,343	66,993	209,513	198,282
Property-related	11,399	8,993	32,541	26,891
General and administrative	29,036	37,734	96,012	105,842
Total expenses	263,869	246,115	759,749	708,920
Other income (expense)
Gain (loss) on sale of real estate	157,766	(9,115)	163,438	4,156
Real estate and other impairment charges, net	(23,870)	(81,761)	(59,670)	(159,284)
Earnings from equity interests	6,988	34,403	34,135	73,713
Debt refinancing and unutilized financing benefit (costs)	69,524	(14)	69,524	(3,629)
Other (including fair value adjustments on securities)	15,424	(1,498)	11,011	(171,138)
Total other income (expense)	225,832	(57,985)	218,438	(256,182)

Income (loss) before income tax	212,103	(66,578)	220,177	(263,422)
Income tax (expense) benefit	(10,026)	(10,872)	12,719	(30,112)

Net income (loss)	202,077	(77,450)	232,896	(293,534)
Net income attributable to non-controlling interests	(494)	(280)	(1,081)	(828)
Net income (loss) attributable to MPT Operating Partnership partners	$201,583	$(77,730)	$231,815	$(294,362)

Earnings per unit — basic and diluted
Net income (loss) attributable to MPT Operating Partnership partners	$0.34	$(0.13)	$0.39	$(0.49)

Weighted average units outstanding — basic	597,157	601,136	597,611	600,867
Weighted average units outstanding — diluted	597,162	601,136	597,613	600,867

Distributions declared per unit	$0.09	$0.08	$0.27	$0.24

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$202,077	$(77,450)	$232,896	$(293,534)
Other comprehensive income (loss):
Unrealized loss on interest rate hedges, net of tax	—	—	—	(4,208)
Foreign currency translation (loss) gain	(30,557)	(51,081)	(63,808)	253,167
Total comprehensive income (loss)	171,520	(128,531)	169,088	(44,575)
Comprehensive income attributable to non-controlling interests	(494)	(280)	(1,081)	(828)
Comprehensive income (loss) attributable to MPT Operating Partnership partners	$171,026	$(128,811)	$168,007	$(45,403)

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income	Non- Controlling Interests	Total Capital
Balance at December 31, 2025	5,972	$44,457	591,036	$4,393,915	$168,213	$1,054	$4,607,639
Net income	—	328	—	32,499	—	280	33,107
Foreign currency translation loss	—	—	—	—	(44,513)	—	(44,513)
Offering costs	—	—	—	(39)	—	—	(39)
Unit vesting and amortization of unit-based compensation	11	63	1,052	6,219	—	—	6,282
Unit vesting - satisfaction of tax withholdings	(4)	(18)	(352)	(1,774)	—	—	(1,792)
Distributions to non-controlling interests	—	—	—	—	—	(280)	(280)
Distributions declared ($0.09 per unit)	—	(543)	—	(53,712)	—	—	(54,255)
Balance at March 31, 2026	5,979	$44,287	591,736	$4,377,108	$123,700	$1,054	$4,546,149
Net (loss) income	—	(26)	—	(2,569)	—	307	(2,288)
Foreign currency translation gain	—	—	—	—	11,262	—	11,262
Offering costs	—	(1)	—	(136)	—	—	(137)
Repurchase of units	(13)	(61)	(1,286)	(6,062)	—	—	(6,123)
Unit vesting and amortization of unit-based compensation	6	69	575	6,834	—	—	6,903
Unit vesting - satisfaction of tax withholdings	(3)	(10)	(208)	(974)	—	—	(984)
Distributions to non-controlling interests	—	—	—	—	—	(307)	(307)
Distributions declared ($0.09 per unit)	—	(542)	—	(53,640)	—	—	(54,182)
Balance at June 30, 2026	5,969	$43,716	590,817	$4,320,561	$134,962	$1,054	$4,500,293
Net income	—	2,016	—	199,567	—	494	202,077
Foreign currency translation loss	—	—	—	—	(30,557)	—	(30,557)
Offering costs	—	(1)	—	(85)	—	—	(86)
Unit vesting and amortization of unit-based compensation	6	66	573	6,578	—	—	6,644
Unit vesting - satisfaction of tax withholdings	(3)	(10)	(205)	(953)	—	—	(963)
Distributions to non-controlling interests	—	—	—	—	—	(495)	(495)
Distributions declared ($0.09 per unit)	—	(541)	—	(53,556)	—	—	(54,097)
Balance at September 30, 2026	5,972	$45,246	591,185	$4,472,112	$104,405	$1,053	$4,622,816

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Capital

(Unaudited)

	General				Accumulated
	Partner		Limited Partners		Other
(In thousands, except per unit amounts)	Units	Unit Value	Units	Unit Value	Comprehensive Income (Loss)	Non- Controlling Interests	Total Capital
Balance at December 31, 2024	6,006	$49,348	594,397	$4,878,043	$(94,272)	$1,054	$4,834,173
Net (loss) income	—	(1,183)	—	(117,092)	—	259	(118,016)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(4,015)	—	(4,015)
Foreign currency translation gain	—	—	—	—	93,467	—	93,467
Unit vesting and amortization of unit-based compensation	3	58	264	5,736	—	—	5,794
Unit vesting - satisfaction of tax withholdings	(1)	(3)	(74)	(286)	—	—	(289)
Distributions to non-controlling interests	—	—	—	—	—	(259)	(259)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,903)	—	—	(48,387)
Balance at March 31, 2025	6,008	$47,736	594,587	$4,718,498	$(4,820)	$1,054	$4,762,468
Net (loss) income	—	(984)	—	(97,373)	—	289	(98,068)
Unrealized loss on interest rate hedges, net of tax	—	—	—	—	(193)	—	(193)
Foreign currency translation gain	—	—	—	—	210,781	—	210,781
Offering costs	—	(1)	—	(100)	—	—	(101)
Unit vesting and amortization of unit-based compensation	3	83	303	8,264	—	—	8,347
Unit vesting - satisfaction of tax withholdings	(1)	(5)	(86)	(451)	—	—	(456)
Distributions to non-controlling interests	—	—	—	—	—	(289)	(289)
Distributions declared ($0.08 per unit)	—	(483)	—	(47,806)	—	—	(48,289)
Balance at June 30, 2025	6,010	$46,346	594,804	$4,581,032	$205,768	$1,054	$4,834,200
Net (loss) income	—	(777)	—	(76,953)	—	280	(77,450)
Foreign currency translation loss	—	—	—	—	(51,081)	—	(51,081)
Offering costs	—	(5)	—	(538)	—	—	(543)
Unit vesting and amortization of unit-based compensation	5	61	486	5,998	—	—	6,059
Unit vesting - satisfaction of tax withholdings	(2)	(7)	(167)	(726)	—	—	(733)
Distributions to non-controlling interests	—	—	—	—	—	(280)	(280)
Distributions declared ($0.08 per unit)	—	(484)	—	(47,935)	—	—	(48,419)
Balance at September 30, 2025	6,013	$45,134	595,123	$4,460,878	$154,687	$1,054	$4,661,753

See accompanying notes to condensed consolidated financial statements.

MPT OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Operating activities
Net income (loss)	$232,896	$(293,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221,460	203,145
Amortization of deferred financing costs and debt discount	17,821	19,364
Straight-line rent revenue from operating and finance leases	(108,322)	(120,674)
Unit-based compensation	5,815	30,864
Gain on sale of real estate	(163,438)	(4,156)
Real estate and other impairment charges, net	62,314	167,132
Debt refinancing and unutilized financing (benefit) costs	(69,524)	3,629
Earnings from equity and other interests	(34,135)	(73,713)
Distributions of earnings from equity and other interests	84,880	30,502
Tax rate changes and other	(43,546)	997
Non-cash fair value adjustments	(10,526)	157,592
Other adjustments	(9,312)	(11,437)
Changes in:
Interest and rent receivables	31	8,305
Other assets	(931)	5,491
Accounts payable and accrued expenses	(94,383)	(45,719)
Deferred revenue	(1,773)	(7,085)
Net cash provided by operating activities	89,327	70,703
Investing activities
Cash paid for acquisitions and other related investments	(29,322)	(110,089)
Net proceeds from sale of real estate	389,900	96,961
Proceeds received from repayment of loans receivable	126,705	10,049
Investment in loans receivable	(186,452)	(158,974)
Construction in progress and other	(25,592)	(60,747)
Sale and return of equity investment	222,042	—
Capital additions and other investments, net	(60,227)	(34,069)
Net cash provided by (used for) investing activities	437,054	(256,869)
Financing activities
Proceeds from term debt	962,687	2,512,970
Payments of term debt	(968,837)	(2,252,731)
Revolving credit facility, net	(249,574)	171,530
Distributions paid	(163,788)	(144,840)
Lease deposits and other obligations to tenants	1,574	2,475
Offering costs	(262)	(644)
Unit vesting - satisfaction of tax withholdings	(3,739)	(1,478)
Repurchase of units	(6,123)	—
Payment of debt refinancing and deferred financing costs and other financing activities	(44,359)	(50,218)
Net cash (used for) provided by financing activities	(472,421)	237,064
Increase in cash, cash equivalents, and restricted cash for period	53,960	50,898
Effect of exchange rate changes	4,176	13,562
Cash, cash equivalents, and restricted cash at beginning of period	543,995	335,173
Cash, cash equivalents, and restricted cash at end of period	$602,131	$399,633
Interest paid	$471,927	$393,100
Supplemental schedule of non-cash investing activities:
Real estate and other assets provided in property exchange	$158,706	$—
Real estate acquired in property exchange	165,500	—
Supplemental schedule of non-cash financing activities:
Term debt issued in note exchange	$1,437,313	$—
Term debt retired in note exchange	1,560,307	—
Distributions declared, unpaid	54,097	48,419
Cash, cash equivalents, and restricted cash are comprised of the following:
Beginning of period:
Cash and cash equivalents	$540,859	$332,335
Restricted cash, included in Other assets	3,136	2,838
	$543,995	$335,173
End of period:
Cash and cash equivalents	$599,282	$396,577
Restricted cash, included in Other assets	2,849	3,056
	$602,131	$399,633

See accompanying notes to condensed consolidated financial statements.

MEDICAL PROPERTIES TRUST, INC. AND MPT OPERATING PARTNERSHIP, L.P.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Medical Properties Trust, Inc., a Maryland corporation, was formed on August 27, 2003, under the Maryland General Corporation Law for the purpose of engaging in the business of investing in, owning, and leasing healthcare real estate. Our operating partnership subsidiary, MPT Operating Partnership, L.P. (the "Operating Partnership"), through which we conduct substantially all of our operations, was formed in September 2003. At present, we own, directly and indirectly, all of the partnership interests in the Operating Partnership and have elected to report our required disclosures and those of the Operating Partnership on a combined basis, except where material differences exist.

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

Our business model facilitates acquisitions and recapitalizations, and allows operators of healthcare facilities to unlock the value of their real estate to fund facility improvements, technology upgrades, and other investments in operations. At September 30, 2026, we have investments in 365 facilities in 30 states in the U.S., in seven countries in Europe, and one country in South America. Our properties consist of general acute care hospitals, behavioral health facilities, post acute care facilities (including inpatient physical rehabilitation facilities and long-term acute care hospitals), and freestanding ER/urgent care facilities.

2. Summary of Significant Accounting Policies

Unaudited Interim Condensed Consolidated Financial Statements: The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information, including rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions underlying our condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026 (particularly as it relates to our assessments of the recoverability of our real estate, the ability of our tenants/borrowers to make lease/loan payments in accordance with their respective agreements, the fair value of our equity and loan investments, and the adequacy of our credit loss reserves on loans and financing receivables).

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

Variable Interest Entities

At September 30, 2026, we had loans and/or equity investments in certain variable interest entities ("VIEs"), including our international joint venture, Healthcare Systems of America ("HSA"), and NOR Healthcare Systems ("NOR"). We have determined that we were not the primary beneficiary of these VIEs. The carrying value and classification of the related assets and maximum exposure to loss as a result of our involvement with these VIEs at September 30, 2026 are presented below (in thousands):

VIE Type	Carrying Amount(1)	Asset Type Classification	Maximum Loss Exposure(2)
Loans, net and equity investments	$—	Investments in Unconsolidated Operating Entities	$—
Loans, net	309,944	Mortgage and other loans	309,944
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

For the VIE types above, we do not consolidate the VIEs because we do not have the ability to control the activities (such as the day-to-day healthcare operations of our borrowers or investees) that most significantly impact the VIE's economic performance. As of September 30, 2026, we were not required to provide financial support through a liquidity arrangement or otherwise to our unconsolidated VIEs, including circumstances in which they could be exposed to further losses (e.g. cash shortfalls).

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

3. Real Estate and Other Activities

New Investments

We acquired or invested in the following net assets (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Land and land improvements	$25,028	$23,375
Buildings and other	148,095	23,699
Intangible lease assets — subject to amortization (weighted-average useful life of 20.3 years in 2026)	21,699	—
Investments in unconsolidated real estate joint ventures	—	63,015
Total net assets acquired	$194,822	$110,089

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

2025 Activity

In April 2025, we invested approximately CHF 50 million (CHF 25 million of which was a short-term loan and repaid in the 2026 third quarter) in the Swiss Medical Network real estate joint venture (also known as Infracore), proceeds of which, along with fundings from our joint venture partner, were used to facilitate the acquisition of a general acute care facility.

In 2025, we funded approximately $47 million to Steward Health Care System's ("Steward") secured lender to obtain control over certain real estate assets.

Development and Capital Addition Activities

See table below for a status summary of our current development and capital addition projects (in thousands):

Property	Capital Commitment (1)	Costs Paid as of September 30, 2026	Cost Remaining
NOR (California)	$84,249	$3,952	$80,297
HSA (Florida)	69,463	10,378	59,085
IMED Hospitales ("IMED") (Spain)	64,784	61,267	3,517
HSA (Louisiana)	18,609	1,404	17,205
Ernest Health (South Carolina)	11,000	13	10,987
	$248,105	$77,014	$171,091
(1)
Includes major projects currently in process for which we will earn additional revenue once the projects are completed.

We have two other development projects ongoing in Texas (Texarkana development) and Massachusetts (Norwood redevelopment). These are not highlighted above; however, we have completed construction to the stage where the buildings are "weathered in" and environmentally secure so as to physically protect our investment while we actively market the hospitals for sale or lease. As of September 30, 2026, we estimate that the cost of additional construction that we believe will be more efficient if completed in the near-term (such as electing to accelerate completion of a parking structure and elevators at Norwood) approximates between $5 million and $8 million.

2026 Activity

During the third quarter of 2026, we completed construction and began recording rental income on a $45 million facility in Alicante, Spain. This newly built facility is leased to IMED.

During the first quarter of 2026, we completed construction and began recording rental income on a $10.7 million capital addition project at an Avondale, Arizona facility leased to Lifepoint Behavioral.

2025 Activity

During the third quarter of 2025, we completed construction and began recording rental income on two projects totaling approximately $36 million, one of which is leased to Lifepoint Behavioral and the other to Surgery Partners.

During the first quarter of 2025, we completed construction and began recording rental income on a $10.5 million capital addition project at a Gilbert, Arizona facility leased to Lifepoint Behavioral.

Disposals

2026 Activity

On September 16, 2026, we completed the sale of two facilities in Idaho to affiliates of Intermountain Health for gross proceeds to us of $371 million. This transaction resulted in a net gain of approximately $159 million.

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

During the first nine months of 2026, we also completed the sale of five facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025, resulting in a loss of approximately $1 million.

2025 Activity

During the first nine months of 2025, we completed the sale of five facilities (including two former Steward-operated facilities that were being leased to College Health) and an ancillary facility for aggregate proceeds of approximately $100 million, resulting in a net gain of approximately $4 million.

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

For all of our properties subject to lease, we are the legal owner of the property and the tenant's right to use and possess such property is guided by the terms of a lease. At September 30, 2026, we account for all of these leases as operating leases, except where GAAP requires alternative classification, including leases on certain Ernest Health, Inc. ("Ernest") facilities that are accounted for as either direct financing or other financing type leases. The components of our total investment in financing leases consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Minimum lease payments receivable	$554,050	$570,150
Estimated unguaranteed residual values	203,818	203,818
Less: Unearned income and allowance for credit loss	(505,413)	(523,746)
Net investment in direct financing leases	252,455	250,222
Other financing leases (net of allowance for credit loss)	131,964	171,462
Total investment in financing leases	$384,419	$421,684

Other Leasing Activities

At September 30, 2026, our vacant properties (with a net book value of approximately 4% of our total assets), including two developments (see "Development and Capital Addition Activities" above), are in various stages of being re-tenanted or sold.

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

Priory Group

Effective July 1, 2026, we agreed to a lease amendment that included a cash rent reduction of approximately £11 million annually to Priory due to the decline in referrals over the past year or so by the National Health Service in the U.K. for the treatment of inpatient mental health services. This lease amendment also added a variable rent component to recapture some or all of the rent reduction if Priory were to reach certain revenue hurdles. We have also effectively extended the lease term by an additional ten years, and made certain other amendments to our lease and security agreements. This lease will continue to be classified as an operating lease and no material change is expected from a total revenue perspective.

Scion/Lifepoint Transaction

On June 1, 2026, we completed the Scion/Lifepoint Transaction which included (i) our acquisition of a new property from Lifepoint (as previously described in this same Note 3 under the "New Investments" subheading) in exchange for three Scion properties (as previously described in this same Note 3 under the "Disposals" subheading), (ii) the transition of hospital operations of two of our other facilities from Scion to Lifepoint, and (iii) the execution of a combined single master lease covering properties leased to Lifepoint and Lifepoint Behavioral. The new master lease has a lease term ending in 2045, annual cash rents approximating 99% of such rents prior to this transaction, and includes lease escalator provisions. The master lease is guaranteed by Lima Holdco, LLC and Springstone Health Opco, LLC, the parent companies of the individual lessees.

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

In 2025 and in accordance with the global settlement and the estimated recovery waterfall, we recorded approximately $140 million of additional impairment charges (including $65 million of impairment charges in the 2025 third quarter). In determining the majority of the 2025 impairment charges, we compared the carrying value of our investments to our estimate of expected proceeds (net of any possible future cash outlays) to be received under the bankruptcy court approved recovery waterfall, factoring in an estimated recovery of Prospect assets (including our real estate assets) and applying the priority of claims associated with the bankruptcy. In estimating the fair value of the California, Pennsylvania, and certain Connecticut real estate, we, along with assistance from a third-party independent valuation firm, used a combination of cost, market, and income approaches using Level 3 inputs. The cost approach used comparable sales to value the land and cost manuals to value the improvements. The value derived from the market approach was based on sales prices of similar properties. For the income approach, we divided the expected operating income from the property by an estimated market capitalization rate (ranging from 8.25% to 8.5%). For the 2025 third quarter, we estimated the fair value of the Pennsylvania and Connecticut real estate based on received bids for these properties.

In 2025 and through the first quarter of 2026, all the Connecticut and Pennsylvania properties (along with our investment in PHP Holdings discussed below) were sold, and Prospect's bankruptcy plan was deemed effective.

During the first nine months of 2026, we received approximately $62 million from these asset sales and collection of Connecticut accounts receivable that serve as collateral for our remaining investment, while funding the $64 million bankruptcy court approved funding commitment, as disclosed in our 2025 Annual Report. At September 30, 2026, our remaining investment in Prospect is approximately $64 million. We believe this total investment is fully recoverable from the collection of remaining Connecticut accounts receivable and proceeds from litigation and other causes of action, the ultimate outcome and timing of which are uncertain.

Re-tenanting Activity

In December 2025, we re-leased the six California properties to NOR as a result of their successful bid to acquire the hospital operations. Terms of the lease include an initial annualized rent almost identical to the previous rent amount due from Prospect in 2025, annual inflation-based escalators starting in the 2027 first quarter, and an initial fixed term of 15 years. All rent was deferred for the first six months (or until mid-June 2026), and 50% of rent is to be deferred until mid-December 2026, after which the aggregate deferred rent will be paid over the remaining lease term. Although current on its rent obligations to-date, we are accounting for rent revenue associated with the NOR lease on the cash basis and recognized $6 million in the 2026 third quarter. We have committed to fund approximately $24 million for a new emergency department at one facility and up to $60 million in seismic improvements that may be required by California regulators over the next four years, both of which will increase the lease base and result in additional rent.

PHP Investment

In regard to our investment in PHP Holdings, we accounted for this investment using the fair value option method. In the first nine months of 2025, we recorded an approximate $147 million negative fair value adjustment (none in the 2025 third quarter). The adjustment in 2025 was made based on changes to the purchase agreement between PHP Holdings and Astrana Health and updates to PHP Holdings' working capital position. On July 1, 2025, we received $2.3 million from the sale of PHP Holdings to Astrana Health.

Other Re-tenanting Activity

As discussed in previous filings, we entered into agreements in September 2024 with six operators (HSA, Honor Health, Insight Health ("Insight"), Quorum, College Health, and Tenor Health ("Tenor")) to lease 18 of the 23 former Steward-operated facilities. Since then, we have sold and/or terminated the lease on six of the facilities. These leases included a cash rent ramp up period resulting in $26.4 million of cash rent received in the first nine months of 2025 ($12 million in the 2025 third quarter), compared to $76.4 million in the first nine months of 2026 ($22 million in the 2026 third quarter). As of mid-September 2026, the rent ramp up period has ended across all of these leases. As of September 30, 2026, all rents from these operators have been received, except for cash-basis operators Insight/Tenor who represent less than 1% of our annual revenues and HSA’s September rent of approximately $10 million.

As of September 30, 2026, we have approximately $175 million, net in working capital and other loans related to these operators that were initially advanced to assist in the takeover of these operations and the transition of certain services (such as revenue cycle management). These loans are generally secured by accounts receivables and/or other assets (including personal property). For HSA, we have advanced approximately $150 million in working capital loans through September 2026, including a net $12 million in the 2026 third quarter, as HSA continues to face revenue cycle management issues. In addition, approximately $9 million of working capital loans have been repaid from the other operators through September 30, 2026. For the working capital loans to Insight/Tenor, we have recorded charges of $30 million in the first nine months of 2026 ($3 million in the 2026 third quarter), which impaired these loans to equal the fair value of the underlying collateral.

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

The following is a summary of our investments in unconsolidated real estate joint ventures by primary operator (amounts in thousands):

Operator	Current Ownership Percentage	As of September 30, 2026	As of December 31, 2025
MEDIAN	50%	$460,511	$486,695
Swiss Medical Network (Infracore)	48.5%	458,227	611,347
Policlinico di Monza	50%	77,526	86,091
HM Hospitales	45%	49,211	53,366
CommonSpirit (Utah partnership)	0%	—	162,278
Total		$1,045,475	$1,399,777

The Utah partnership applied specialized accounting and reporting for investment companies under Topic 946, which measures the underlying investments at fair value. For the three months ended September 30, 2026 and 2025, our share of the Utah partnership's favorable fair value adjustments was approximately $2.2 million and $13.0 million, respectively, while, for the nine months ended September 30, 2026 and 2025, our share was approximately $11.0 million and $34.0 million, respectively. On August 12, 2026, the five properties in the Utah partnership were sold and the partnership was effectively terminated, which generated approximately $174 million and resulted in a small gain. Since inception of the partnership, we have recognized gains in fair value (pursuant to Topic 946) aggregating approximately $73.8 million.

On July 9, 2026, Infracore SA ("Infracore"), a Swiss hospital real estate company in which we hold a non-controlling ownership interest, completed an initial public offering and listing of its shares on the SIX Swiss Exchange under the ticker symbol "INFRAC." In connection with the offering, Infracore issued approximately 3.7 million new shares at CHF 54 per share and received approximately CHF 200 million in gross proceeds. We sold approximately 0.7 million of our Infracore shares as part of the offering, realizing a small gain before transaction costs, which resulted in total gross proceeds of approximately CHF 38 million and reduced our ownership interest in Infracore from 70% to approximately 48.5%. In the 2026 third quarter, we also received another CHF 74 million from Infracore related to the repayment of an outstanding shareholder loan and payment of the 2023 and 2025 dividends.

In July 2026, Infracore completed the acquisition of a new general acute care facility for approximately CHF 110 million funded with proceeds from a mortgage loan and cash on hand. The facility will be leased to See-Spital and represents Infracore’s first sale-and-leaseback with a public hospital.

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

The following is a summary of our investments in unconsolidated operating entities (amounts in thousands):

Operator	As of September 30, 2026	As of December 31, 2025
Swiss Medical Network	$187,346	$197,497
Aevis Victoria SA ("Aevis")	72,571	64,859
Priory Group ("Priory")	44,943	43,913
Aspris Children's Services ("Aspris")	15,880	15,910
Total	$320,740	$322,179

Credit Loss Reserves

We apply a forward-looking "expected loss" model to our financing receivables, including financing leases and loans, based on historical credit losses of similar instruments.

The following table summarizes the activity in our credit loss reserves (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Balance at beginning of the period	$66,264	$564,796
Provision for credit loss, net (1)	8,696	85,111
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied	—	—
Balance at end of the period	$74,960	$649,907

	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of the year	$553,297	$511,473
Provision for credit loss, net (1)	47,153	138,434
Expected credit loss reserve written off or related to financial instruments sold, repaid, or satisfied (2)	(525,490)	—
Balance at end of the period	$74,960	$649,907
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

Concentrations of Credit Risk

We monitor concentration risk in several ways due to the nature of our real estate assets that are vital to the communities in which they are located and given our history of being able to replace inefficient operators of our facilities, if needed, with more effective operators. See below for our concentration details (dollars in thousands):

Total Assets by Operator

	As of September 30, 2026		As of December 31, 2025
Operators	Total Assets (1)	Percentage of Total Assets	Total Assets (1)	Percentage of Total Assets
Circle Health Ltd ("Circle")	$2,047,298	14.2%	$2,121,848	14.1%
HSA	1,268,331	8.8%	1,200,996	8.0%
Priory	1,267,706	8.8%	1,301,888	8.7%
Lifepoint Behavioral Health	783,455	5.5%	809,492	5.4%
Lifepoint Health	752,041	5.2%	458,055	3.1%
Other operators	6,198,965	43.1%	7,103,935	47.3%
Other assets	2,075,900	14.4%	2,005,561	13.4%
Total	$14,393,696	100.0%	$15,001,775	100.0%
(1)
Total assets by operator are generally comprised of real estate assets, mortgage loans, investments in unconsolidated real estate joint ventures, investments in unconsolidated operating entities, and other loans.

Total Assets by U.S. State and Country (1)

	As of September 30, 2026		As of December 31, 2025
U.S. States and Other Countries	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
Texas	$1,342,420	9.3%	$1,427,391	9.5%
California	1,019,239	7.1%	977,890	6.5%
Florida	938,178	6.5%	834,940	5.6%
Arizona	323,495	2.3%	328,873	2.2%
Ohio	298,358	2.1%	330,189	2.2%
All other states	2,091,815	14.5%	2,480,182	16.5%
Other domestic assets	1,130,082	7.8%	1,072,900	7.2%
Total U.S.	$7,143,587	49.6%	$7,452,365	49.7%
United Kingdom	$4,050,310	28.1%	$4,184,188	27.9%
Germany	738,266	5.1%	751,806	5.0%
Switzerland	718,144	5.0%	873,703	5.8%
Spain	309,424	2.2%	302,323	2.0%
All other countries	488,147	3.4%	504,729	3.4%
Other international assets	945,818	6.6%	932,661	6.2%
Total international	$7,250,109	50.4%	$7,549,410	50.3%
Grand total	$14,393,696	100.0%	$15,001,775	100.0%

Total Assets by Facility Type (1)

	As of September 30, 2026		As of December 31, 2025
Facility Types	Total Assets	Percentage of Total Assets	Total Assets	Percentage of Total Assets
General acute care hospitals	$8,197,967	57.0%	$8,769,909	58.5%
Behavioral health facilities	2,383,953	16.5%	2,445,418	16.3%
Post acute care facilities	1,640,825	11.4%	1,671,616	11.1%
Freestanding ER/urgent care facilities	95,051	0.7%	109,271	0.7%
Other assets	2,075,900	14.4%	2,005,561	13.4%
Total	$14,393,696	100.0%	$15,001,775	100.0%

(1)
For geographic and facility type concentration metrics in the tables above, we allocate our investments in unconsolidated operating entities pro rata based on the gross book value of the real estate. Such pro rata allocations are subject to change from period to period.

On an individual property basis, our largest investment in any single property was less than 2% of our total assets as of September 30, 2026.

On a revenue basis, concentration in 2026 compared to the same periods of 2025 is as follows:

Total Revenues by Geographic Location

	For the Three Months Ended September 30,
	2026		2025
Geographic Location	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Total U.S.	$131,603	52.6%	$120,650	50.8%
United Kingdom	97,063	38.8%	95,713	40.3%
All other countries	21,474	8.6%	21,159	8.9%
Grand total	$250,140	100.0%	$237,522	100.0%

Total Revenues by Facility Type

	For the Three Months Ended September 30,
	2026		2025
Facility Types	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
General acute care hospitals	$157,580	63.0%	$144,760	60.9%
Behavioral health facilities	54,565	21.8%	54,726	23.1%
Post acute care facilities	35,930	14.4%	36,097	15.2%
Freestanding ER/urgent care facilities	2,065	0.8%	1,939	0.8%
Total	$250,140	100.0%	$237,522	100.0%

The following shows those tenants that represented 10% or more of our total revenues for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026		2025
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$54,807	21.9%	$54,228	22.8%
Priory	28,279	11.3%	27,481	11.6%
Other operators	167,054	66.8%	155,813	65.6%
Total	$250,140	100.0%	$237,522	100.0%

	For the Nine Months Ended September 30,
	2026		2025
Operators	Total Revenues	Percentage of Total Revenues	Total Revenues	Percentage of Total Revenues
Circle	$164,467	21.6%	$158,664	22.6%
Priory	83,144	10.9%	78,878	11.2%
Other operators	513,877	67.5%	464,138	66.2%
Total	$761,488	100.0%	$701,680	100.0%

4. Debt

The following is a summary of debt (dollar amounts in thousands):

	As of September 30, 2026	As of December 31, 2025
Secured revolving credit facility(A)	$383,300	$638,063
Secured term loan	200,000	200,000
British pound sterling secured term loan due 2034(B)	837,525	850,784
0.993% Senior Unsecured Notes due 2026(B)	—	587,300
5.000% Senior Unsecured Notes due 2027	665,397	1,400,000
3.692% Senior Unsecured Notes due 2028(B)	596,271	808,500
4.625% Senior Unsecured Notes due 2029	581,229	900,000
3.375% Senior Unsecured Notes due 2030(B)	388,736	471,625
3.500% Senior Unsecured Notes due 2031	687,488	1,300,000
7.000% Senior Secured Notes due 2032(B)	1,133,000	1,174,600
8.500% Senior Secured Notes due 2032	1,500,000	1,500,000
9.250% Senior Secured Notes due 2032	2,400,000	—
	$9,372,946	$9,830,872
Debt issue costs, premium, and discount, net	(112,689)	(133,037)
	$9,260,257	$9,697,835

(A)
Includes €100 million and €100 million of Euro-denominated borrowings and CHF - million and CHF 52 million of Swiss franc-denominated borrowings that reflect the applicable exchange rates at September 30, 2026 and December 31, 2025, respectively.
(B)
Non-U.S. dollar denominated debt reflects the exchange rates at September 30, 2026 and December 31, 2025.

As of September 30, 2026, principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) are as follows (amounts in thousands):

2026	$383,300	(1)
2027	865,397	(1)
2028	596,271
2029	581,229
2030	388,736
Thereafter	6,558,013
Total	$9,372,946

(1)
Approximately $1.2 billion of debt is scheduled to mature through October 2027. This includes the balance of the revolving portion of our Credit Facility of approximately $383 million, the term loan portion of our Credit Facility, and our 5.000% Senior Unsecured Notes due 2027. Management expects to address these near-term maturities through a combination of available cash on hand, a new multi-year credit facility, additional secured debt issuances, and potential asset sales, which management believes will provide sufficient liquidity to meet the obligations associated with these maturities. See "Credit Facility" subheading below for updates on these maturities and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion around our refinancing plans.

Credit Facility

We have a multi-currency denominated revolver and a $200 million term loan that make up our Credit Facility (the "Credit Facility"). The maximum borrowings under the revolving portion of the Credit Facility is $1.28 billion.

On February 13, 2025 and concurrent with the closing of our private notes offering discussed below, we further amended the Credit Facility and (i) removed the Modified Covenant Period and any restrictions related thereto from the existing Credit Facility, (ii) permanently removed financial covenants regarding minimum consolidated tangible net worth, maximum unsecured indebtedness to unencumbered asset value and minimum unsecured net operating income to unsecured interest expense, (iii) amended certain definitions used in the financial covenant regarding maximum total indebtedness to total asset value to conform to corresponding definitions in our existing unsecured indentures and the secured notes issued in February 2025 and set the covenant level at 60%, (iv) reset the interest rate to SOFR plus 225 basis points, (v) provided for the loans thereunder to be secured and guaranteed ratably with the secured notes issued in February 2025, (vi) set the maximum secured leverage ratio at 40%, and (vii) added mandatory prepayments of senior debt or addition of additional collateral in connection with any failure to (x) maintain a 65% maximum ratio of secured first lien debt to the undepreciated real estate value of the secured pool properties or (y) maintain a minimum senior secured debt service coverage ratio of 1.30:1.00.

On June 30, 2026, we formally extended the revolving portion of our Credit Facility to December 30, 2026. We can extend the facility another six months to June 30, 2027, subject to the satisfaction of certain conditions with the primary condition of not being in default at the time of the extension option date – and believe we will meet all conditions to do so.

2026 Activity

Senior Secured Notes due 2032 (2026)

On August 10, 2026, we completed a privately negotiated issuance of $2.4 billion in new secured notes. These new notes carry a 9.25% fixed coupon rate and mature in February 2032. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2026. Approximately $1.0 billion of proceeds from these new notes, in the form of cash, were used to pay off our 0.993% Senior Unsecured Notes due 2026 in full and to redeem approximately 27% of our 5.000% Senior Unsecured Notes due 2027. The remaining proceeds were in the form of a notes exchange, which retired a portion of our existing 2027, 2028, 2029, 2030, and 2031 senior unsecured notes, capturing a net discount of approximately $123 million. We recognized $70 million as a gain in the quarter with the remainder to be recognized through interest expense over the term of the new notes.

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

Debt Refinancing and Unutilized Financing Benefit (Costs)

2026 Activity

In the first nine months of 2026, we recorded an approximate $70 million gain as a result of the August 10, 2026 debt refinancing transaction.

2025 Activity

In the first nine months of 2025, we incurred $3.6 million of debt refinancing and unutilized financing costs. These costs were incurred primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026.

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

In addition to these restrictions, the Credit Facility contains customary financial and operating covenants, including covenants relating to our total leverage ratio, fixed charge coverage ratio, and secured leverage ratio.

In addition to the covenants and restrictions discussed above, our Credit Facility contains customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations, and failure to comply with our covenants. If an event of default occurs and is continuing under the Credit Facility, the entire outstanding balance may become immediately due and payable. At September 30, 2026, we were in compliance with all financial and operating covenants.

5. Income Taxes

2026 Activity

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

2025 Activity

In the 2025 third quarter, we incurred approximately $1 million of higher tax expense on our German entities due to various matters including the impact from the lowering of German tax rates (in future years) on certain deferred tax asset positions.

6. Common Stock

On October 28, 2025, the Board of Directors of the Company authorized a stock repurchase program (the "Stock Repurchase Program") for up to $150 million of common stock, par value $0.001 per share. Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time in the open market or in privately negotiated transactions. In the first nine months of 2026, we repurchased 1.3 million shares for a total of $6.1 million. Subsequent to quarter-end, we repurchased an additional 8.6 million shares for a total of $18.7 million.

On August 11, 2025, we entered into an at-the-market equity offering program (the "ATM Program"), which provides for the sale, from time to time, of up to $500 million of our common stock with a commission rate up to 2%. As of September 30, 2026, we have not sold any shares under this ATM Program.

7. Stock Awards

During the second quarter of 2026, our shareholders approved the Second Amended and Restated 2019 Equity Incentive Plan (the "Equity Incentive Plan"), which authorizes the issuance of common stock options, restricted stock, restricted stock units, deferred stock units, stock appreciation rights, performance units, and awards of interests in our Operating Partnership. Our Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. Among other things, the 2026 amendment increased the number of shares of common stock registered and reserved for stock awards by 12 million to 40.9 million. As of September 30, 2026, 14.3 million shares remain available for future stock awards. Share-based compensation expense totaled $5.8 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively. Of this expense, a benefit of $14.0 million and an expense of $10.6 million for the nine months ended September 30, 2026 and 2025, respectively, are from performance award grants that contain cash-settlement features and are marked to fair value quarterly. None of the cash-settled performance awards have been earned or vested at September 30, 2026, and will not begin to earn/vest until, for 20 consecutive days, our stock price reaches $7.00 for the 2024 performance award and our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for our 2025 performance award.

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

The following table summarizes fair value estimates for our financial instruments (in thousands):

	As of September 30, 2026			As of December 31, 2025
Asset (Liability)	Book Value		Fair Value	Book Value		Fair Value
Interest and rent receivables	$19,137		$19,778	$19,210		$19,907
Loans(1)	679,251	(2)	677,242	624,243	(2)	624,369
Debt, net	(9,260,257)		(8,388,704)	(9,697,835)		(8,980,547)

(1)
Excludes the acquisition loan made in May 2020 related to our investment in the international joint venture, along with the related subsequent investment in the real estate of three hospitals in Colombia, as these assets are accounted for under the fair value option method, as noted below.
(2)
Includes $7.5 million and $7.5 million of mortgage loans, $345.6 million and $388.9 million of loans (including a shareholder loan) included in investments in unconsolidated real estate joint ventures, $43.1 million and $45.4 million of loans that are part of our investments in unconsolidated operating entities, and $283.0 million and $182.4 million of other loans at September 30, 2026 and December 31, 2025, respectively.

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

At September 30, 2026 and December 31, 2025, the amounts recorded under the fair value option method were as follows (in thousands):

	As of September 30, 2026		As of December 31, 2025
Asset (Liability)	Fair Value	Original Cost	Fair Value	Original Cost	Asset Type Classification
Mortgage loans	$124,189	$172,827	$116,113	$151,692	Mortgage loans
Equity investment and other loans	430	266,498	4,285	264,160	Investments in unconsolidated operating entities/Other loans

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

In the first nine months of 2026, we recorded a net unfavorable adjustment to the investments accounted for at fair value on a recurring basis of approximately $1 million, consisting of an approximately $12 million unfavorable adjustment on our investment in three hospitals in Colombia (included in the “Real estate and other impairment charges, net” line item of the condensed consolidated statements of net income), which is reflective of the expected impact of delayed cash receipts from the major earthquake the country suffered in August 2026, offset by a favorable adjustment of approximately $11 million related to our investment in Aevis. In the first nine months of 2025, we recorded a net unfavorable adjustment to the investments accounted for at fair value on a recurring basis of approximately $167 million, primarily related to our investment in three hospitals in Colombia and our investment in PHP Holdings as further discussed in Note 3 to the condensed consolidated financial statements.

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

9. Earnings Per Share/Unit

Medical Properties Trust, Inc.

Our earnings per share were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$202,077	$(77,450)
Non-controlling interests’ share in net income	(494)	(280)
Participating securities’ share in earnings	(353)	(256)
Net income (loss), less participating securities’ share in earnings	$201,230	$(77,986)
Denominator:
Basic weighted-average common shares	597,157	601,136
Dilutive potential common shares(1)	5	—
Diluted weighted-average common shares	597,162	601,136

	For the Nine Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$232,896	$(293,534)
Non-controlling interests’ share in net income	(1,081)	(828)
Participating securities’ share in earnings	(1,221)	(597)
Net income (loss), less participating securities’ share in earnings	$230,594	$(294,959)
Denominator:
Basic weighted-average common shares	597,611	600,867
Dilutive potential common shares(1)	2	—
Diluted weighted-average common shares	597,613	600,867

MPT Operating Partnership, L.P.

Our earnings per unit were calculated based on the following (in thousands):

	For the Three Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$202,077	$(77,450)
Non-controlling interests’ share in net income	(494)	(280)
Participating securities’ share in earnings	(353)	(256)
Net income (loss), less participating securities’ share in earnings	$201,230	$(77,986)
Denominator:
Basic weighted-average units	597,157	601,136
Dilutive potential units(1)	5	—
Diluted weighted-average units	597,162	601,136

	For the Nine Months Ended September 30,
	2026	2025
Numerator:
Net income (loss)	$232,896	$(293,534)
Non-controlling interests’ share in net income	(1,081)	(828)
Participating securities’ share in earnings	(1,221)	(597)
Net income (loss), less participating securities’ share in earnings	$230,594	$(294,959)
Denominator:
Basic weighted-average units	597,611	600,867
Dilutive potential units(1)	2	—
Diluted weighted-average units	597,613	600,867

(1)
The above computation of diluted earnings per share/unit does not include 279,746 and 149,937 of potential common shares/units for the three and nine months ended September 30, 2025, respectively, as inclusion of these shares when a loss exists would be antidilutive.

10. Contingencies

As part of the global settlement with Steward discussed in previous filings, we and Steward agreed, subject to specified exceptions, to the mutual release of claims against each other. In connection with the global settlement and reciprocal release of claims, we established a reserve for certain potential obligations due to third parties associated with properties formerly leased to Steward, which is approximately $15 million at September 30, 2026.

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

Members of our Board of Directors were also named as defendants in three related shareholder derivative lawsuits filed by purported stockholders in the United States District Court for the Southern District of New York on December 18, 2023 (Case No. 1:23-cv- 10934), March 1, 2024 (Case No. 1:24-cv-01589), and August 14, 2026 (Case No. 1:26-cv-06976). The Company was named as a nominal defendant in each complaint. These shareholder derivative complaints all make allegations similar to those made in the New York securities lawsuit described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. Cases 1:23-cv-10934 and 1:24-cv-01589 have been consolidated, and all three cases have been stayed pending further developments in the New York securities lawsuit described above. On February 21, 2024, members of our Board of Directors were named as defendants in a shareholder derivative lawsuit filed by a purported stockholder in the United States District Court for the District of Maryland (Case No. 1:24-cv-00527). The Company was named as a nominal defendant. This shareholder derivative complaint makes allegations similar to those made in the New York securities and derivative lawsuits described above relating to purported false and/or misleading statements and/or omissions in connection with certain transactions involving Prospect. On June 16, 2026, plaintiff in this action filed a notice of voluntary dismissal and the case has now been dismissed without prejudice.

We believe these claims are without merit and intend to continue defending the remaining open cases vigorously. We have not recorded a liability related to the lawsuits above because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

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

Given FFO excludes real estate related depreciation and amortization expense by definition and due to our typical net lease structure which requires our tenants to bear most of the costs associated with our properties (including property taxes, insurance, etc.), the primary expenses reviewed by the CODM include general and administrative and interest expenses from our consolidated statements of net income. See "Concentrations of Credit Risks" in Note 3 for entity-wide disclosures around major customers, geographic areas, and property types.

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

Forward-Looking Statements.

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can generally be identified by the use of forward-looking words such as "may", "will", "would", "could", "expect", "intend", "plan", "estimate", "target", "anticipate", "believe", "objectives", "outlook", "guidance", or other similar words, and include statements regarding our strategies, objectives, asset sales and other liquidity and debt repayment transactions (including the use of proceeds thereof), expected returns on investments and financial performance, and expected trends and performance across our various markets. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results or future performance, achievements or transactions to be materially different from those expressed or implied by such forward-looking statements, including, but not limited to, the risks described in our 2025 Annual Report and as updated in our Quarterly Reports on Form 10-Q for future periods, and on our Current Reports on Form 8-K filed with the SEC. Such factors include, among others, the following:

•
macroeconomic conditions, including due to geopolitical instability (such as ongoing armed conflicts in the Middle East and Ukraine) and other global trade disruptions, which may lead to a disruption of or lack of access to the capital markets, disruptions and instability in the banking and financial services industries, persistent inflation and movements in currency exchange rates, and may negatively impact our financial condition and the financial condition of our tenants;
•
the risk that property sales, loan repayments, and other capital recycling transactions do not occur as anticipated or at all;
•
the risk that the timing, outcome, and terms of Prospect's causes of action, which serve as collateral for DIP and other fundings that remain outstanding, will not be consistent with those anticipated by the Company;
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
•
any downgrades in our credit ratings;
•
the ability of our tenants, operators, and borrowers (including those of our joint ventures) to satisfy their obligations under their respective contractual arrangements with us, including the rent ramp up provisions in the lease of former Prospect-operated facilities;
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
•
staffing trends, including use of contract labor, ratios, turnover metrics, recruitment and retention strategies at corporate and individual facility levels;
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
•
tenants' financial position, including free cash flow;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2025 Annual Report for a discussion of our critical accounting policies, which include investments in real estate, purchase price allocation, loans, credit losses, losses from rent and interest receivables, investments accounted for under the fair value option election, and our accounting policy on consolidation. During the nine months ended September 30, 2026, there were no material changes to these policies and estimates.

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

At September 30, 2026, our portfolio consisted of 365 properties leased or loaned to 52 operators, and all of our investments are located in the U.S., Europe, and South America. Our total assets are made up of the following (dollars in thousands):

	As of September 30, 2026	% of Total	As of December 31, 2025	% of Total
Real estate assets - at cost	$12,437,160	86.4%	$12,751,022	85.0%
Accumulated real estate depreciation and amortization	(1,768,594)	(12.3)%	(1,663,056)	(11.1)%
Net investment in real estate assets	10,668,566	74.1%	11,087,966	73.9%
Cash and cash equivalents	599,282	4.2%	540,859	3.6%
Investments in unconsolidated real estate joint ventures	1,045,475	7.3%	1,399,777	9.3%
Investments in unconsolidated operating entities	320,740	2.2%	322,179	2.2%
Other	1,759,633	12.2%	1,650,994	11.0%
Total assets	$14,393,696	100.0%	$15,001,775	100.0%

Results of Operations

Three Months Ended September 30, 2026 Compared to September 30, 2025

Net income for the three months ended September 30, 2026 was $201.6 million, or $0.34 per diluted share, compared to a net loss of ($77.7) million, or ($0.13) per diluted share, for the three months ended September 30, 2025. This improvement quarter over quarter is primarily driven by gains from asset sales and debt refinancing activities in 2026 along with less impairment charges than 2025. Normalized FFO, after adjusting for certain items (as more fully described in the section titled "Reconciliation of Non-GAAP Financial Measures" in Item 2 of this Quarterly Report on Form 10-Q), was $63.8 million for the 2026 third quarter, or $0.11 per diluted share, as compared to $77.2 million, or $0.13 per diluted share, for the 2025 third quarter. This decrease is primarily related to higher interest expense quarter over quarter, partially offset by an increase in revenue.

Revenues

A comparison of revenues for the three months ended September 30, 2026 and 2025 is as follows (dollar amounts in thousands):

	2026	% of Total	2025	% of Total	Year over Year Change
Rent billed	$195,305	78.1%	$181,001	76.2%	7.9%
Straight-line rent	35,699	14.3%	36,405	15.3%	(1.9)%
Income from financing leases	10,099	4.0%	9,944	4.2%	1.6%
Interest and other income	9,037	3.6%	10,172	4.3%	(11.2)%
Total revenues	$250,140	100.0%	$237,522	100.0%	5.3%

Our total revenues for the 2026 third quarter increased $12.6 million, or 5.3%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes rent billed and straight-line rent) – up $13.6 million from the same period in the prior year, primarily due to $16.4 million more of lease revenue earned from the retenanting of the former Steward and Prospect-operated facilities, approximately $6.0 million of additional cash received from acquisitions in 2025 and 2026, an increase of $2.0 million due to increases in CPI above the contractual minimum escalations in our leases, and $1.0 million from the completion of capital additions and development projects in 2025 and 2026. These increases were partially offset by approximately $7.0 million lower revenues from property sales in 2025 and 2026 (including $1.1 million impact from the two Idaho properties sold in mid-September 2026), approximately $2.2 million lower non-cash revenues from the Scion/Lifepoint Transaction discussed in Note 3 to the condensed consolidated financial statements and as discussed in the 2026 second quarter Form 10-Q, and unfavorable foreign currency fluctuations.
•
Income from financing leases – up approximately $0.1 million primarily due to the increase in CPI above the lease contractual minimum escalations.

•
Interest and other income – down approximately $1.1 million from the prior year due to the following:
o
Interest from loans – down $1.5 million, primarily due to the payoff of the Infracore shareholder loan and less cash received from cash basis operators.
o
Other income – up $0.4 million from the prior year as we had more direct reimbursements from tenants for ground leases, property taxes, and insurance.

We currently have several tenants on the cash basis from a revenue recognition perspective, which can result in variability of our lease and interest revenue quarter-to-quarter such as was the case with the non-payment of rent from HSA for September 2026.

Interest Expense

Interest expense for the quarters ended September 30, 2026 and 2025 totaled $153.1 million and $132.4 million, respectively. This increase is primarily related to the August 10, 2026 debt refinancing transaction, whereby we redeemed debt with lower interest rates with the new 9.25% secured notes - see Note 4 to the condensed consolidated financial statements for further details. Overall weighted-average interest rate was 6.1% for the quarter ended September 30, 2026, compared to 5.4% for the same period in 2025.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization during the third quarter of 2026 increased to $70.3 million from $67.0 million in 2025. This increase is primarily due to the six California properties, leased to NOR, that were reclassified as operating leases in December 2025, along with net acquisition and disposal activity since the third quarter of 2025 (as disclosed previously).

Property-related

Property-related expenses totaled $11.4 million and $9.0 million for the quarters ended September 30, 2026 and 2025, respectively. Of the property-related expenses in the third quarter of 2026 and 2025, approximately $2.7 million and $2.3 million, respectively, represent costs that were reimbursed by our tenants and included in the "Interest and other income" line of the condensed consolidated statements of net income. The remaining non-reimbursed property expenses are higher quarter over quarter primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses were $29.0 million for the 2026 third quarter, compared to $37.7 million for the 2025 third quarter. Of these amounts, share-based compensation expense was $0.4 million for the third quarter of 2026, compared to $12.3 million in the 2025 third quarter, primarily due to the decrease in fair value of the 2024 and 2025 performance awards that contain a cash-settlement feature and are marked to fair value quarterly.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of September 30, 2026, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Excluding share-based compensation, general and administrative expenses for the 2026 third quarter were higher than the prior year due to non-cash depreciation and other costs associated with our completed headquarters facility in Birmingham, Alabama.

Gain (Loss) on Sale of Real Estate

During the three months ended September 30, 2026, the gain on sale of real estate of $157.8 million primarily relates to the disposal of two Idaho properties to affiliates of Intermountain Health as described in Note 3 to the condensed consolidated financial statements. During the three months ended September 30, 2025, the loss on sale of real estate was ($9.1) million primarily related to the sale of two facilities.

Real Estate and Other Impairment Charges, Net

In the 2026 third quarter, we recognized $23.9 million of real estate and other impairment charges, primarily related to a negative fair value adjustment on our investments in three hospitals in Colombia as a result of the major earthquake that occurred in Colombia in August 2026, along with non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2025, we recognized $81.8 million of real estate and other impairment charges, primarily associated with our Prospect investments and non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants.

Earnings from Equity Interests

Earnings from equity interests were $7.0 million for the quarter ended September 30, 2026, compared to earnings of $34.4 million for the same period in 2025. Our share of income in the Utah partnership of approximately $5.4 million for the 2026 third quarter included a $2.2 million positive fair value adjustment, primarily related to its interest rate swap; while, the 2025 third quarter included a $12.8 million favorable fair value adjustment in real estate. As discussed in Note 3 to the condensed consolidated financial statements, the properties underlying the Utah partnership were sold in the 2026 third quarter and the partnership was effectively terminated.

The remaining change from 2025 to 2026 primarily relates to a deferred tax benefit recognized in the 2025 third quarter in our MEDIAN joint venture from the lowering of German tax rates.

Debt Refinancing and Unutilized Financing Benefit (Costs)

For the 2026 third quarter, we recognized a $70 million gain from the redemption of certain unsecured notes below par as part of the August 2026 debt refinancing. See Note 4 to the condensed consolidated financial statements for further details.

Other (Including Fair Value Adjustments on Securities)

Other income for the third quarter of 2026 was $15.4 million, compared to other expense of ($1.5) million in the prior year period, primarily due to the change in fair value of our investment in Aevis.

With certain investments accounted for at fair value, we may have positive or negative fair value adjustments from quarter-to-quarter.

Income Tax (Expense) Benefit

We typically incur income tax expense related to U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $10.0 million income tax expense for the three months ended September 30, 2026 is primarily based on the income generated by our investments in the U.K. and Germany, and is in line with the $10.9 million income tax expense in the third quarter of 2025, which was $1 million higher due to a change in German tax rates - see Note 5 to the condensed consolidated financial statements for further details.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $558 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2026. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

Nine Months Ended September 30, 2026 Compared to September 30, 2025

Net income for the nine months ended September 30, 2026, was $231.8 million, or $0.39 per diluted share compared to a net loss of ($294.4) million, or ($0.49) per diluted share, for the nine months ended September 30, 2025. This increase in net income is primarily driven by (i) an approximately $43 million one-time tax benefit in the first quarter of 2026 from moving seven additional U.K. entities into our U.K. REIT as described in Note 5 to the condensed consolidated financial statements, (ii) $266.6 million of less impairment charges and negative fair value adjustments primarily related to Prospect, (iii) $159 million in more gains on asset sales in 2026, and (iv) approximately $70 million of more gains from debt refinancing activities. Normalized FFO, after adjusting for certain items (as more fully described in the section titled "Reconciliation of Non-GAAP Financial Measures" in Item 2 of this Quarterly Report on Form 10-Q), was $238.3 million for the first nine months of 2026, or $0.40 per diluted share, as compared to $239.7 million, or $0.40 per diluted share, for the same period of 2025.

Revenues

A comparison of revenues for the nine months ended September 30, 2026 and 2025 is as follows (dollar amounts in thousands):

	2026	% of Total	2025	% of Total	Year over Year Change
Rent billed	$596,225	78.3%	$524,051	74.7%	13.8%
Straight-line rent	103,203	13.6%	116,197	16.6%	(11.2)%
Income from financing leases	30,244	4.0%	29,772	4.2%	1.6%
Interest and other income	31,816	4.1%	31,660	4.5%	0.5%
Total revenues	$761,488	100.0%	$701,680	100.0%	8.5%

Our total revenues for the first nine months of 2026 are up $59.8 million, or 8.5%, over the same period in the prior year. This increase is made up of the following:

•
Operating lease revenue (includes billed rent and straight-line rent) – up $59.1 million from the same period in the prior year, primarily due to $48.3 million more of lease revenue earned from the retenanting of the former Steward and Prospect-operated facilities, approximately $12.9 million of additional rent revenue from acquisitions in 2025 and 2026, an increase of $5.8 million due to increases in CPI above the contractual minimum escalations in our leases, $8.2 million of favorable foreign currency fluctuations, and $3.2 million from the completion of capital additions and development projects in 2025 and 2026. These increases were partially offset by approximately $14.4 million lower revenues from property sales in 2025 and 2026 and approximately $2.9 million lower non-cash revenues from the Scion/Lifepoint Transaction discussed in Note 3 to the condensed consolidated financial statements.
•
Income from financing leases – up $0.5 million from the same period in the prior year primarily due to the increase in CPI above the lease contractual minimum escalations.
•
Interest and other income – up approximately $0.2 million from the same period in the prior year due to the following:
o
Interest from loans – up $0.5 million from the same period in the prior year, primarily due to additional revenue from new loans between periods and from the escalation of interest rates between periods, partially offset by loan payoffs and less cash revenue from cash basis operators.
o
Other income – down $0.3 million from the prior year, as we had less direct reimbursements from our cash basis tenants for ground leases, property taxes, and insurance.

Interest Expense

Interest expense for the nine months ended September 30, 2026 and 2025 totaled $421.7 million and $377.9 million, respectively. This increase is primarily related to the August 10, 2026 debt refinancing transaction as discussed in Note 4 to the condensed consolidated financial statements and a full nine months of interest in 2026 related to our February 2025 debt refinancing activities. Overall, our weighted-average interest rate was 5.5% for the nine months ended September 30, 2026, compared to 5.2% for the same period in 2025.

Real Estate Depreciation and Amortization

Real estate depreciation and amortization for the first nine months of 2026 increased to $209.5 million from $198.3 million for the same period of the prior year. This increase is primarily due to the six California properties, leased to NOR, that were reclassified as operating leases in December 2025, along with capital addition activity and net acquisition and disposal activity during 2025 (as disclosed in previous filings) and the first nine months of 2026 as more fully described in Note 3 to the condensed consolidated financial statements.

Property-related

Property-related expenses totaled $32.5 million and $26.9 million for the nine months ended September 30, 2026 and 2025, respectively. Of the property-related expenses in the first nine months of 2026 and 2025, approximately $9.0 million and $9.3 million, respectively, represent costs that were reimbursed by our tenants and included in the "Interest and other income" line on our condensed consolidated statements of net income. The remaining non-reimbursed property expenses are higher period-over-period, primarily due to ongoing expenses (such as property taxes, insurance, maintenance, etc.) incurred at our vacant facilities.

General and Administrative

General and administrative expenses were $96.0 million for the first nine months of 2026, compared to $105.8 million for the same period of 2025. Of these amounts, share-based compensation expense was $5.8 million for the first nine months of 2026, compared to $30.9 million for the same period of 2025, primarily due to the decrease in fair value of the 2024 and 2025 performance awards that contain a cash-settlement feature and are marked to fair value quarterly.

With certain performance awards granted in 2025 and 2024 having cash-settlement features, we expect there will be volatility in our stock compensation expense quarter-to-quarter. As of September 30, 2026, none of the 2025 or 2024 performance shares have been earned/vested and will not begin to earn/vest until, for 20 consecutive days, our total shareholder return reaches 20% (based on the April 15, 2025 grant date) for the 2025 performance award and our stock price reaches $7.00 per share for the 2024 performance award.

Excluding share-based compensation, general and administrative expenses for the first nine months of 2026 were higher than the prior year due to non-cash depreciation and other costs associated with our completed headquarters facility in Birmingham, Alabama and higher travel expenses.

Gain on Sale of Real Estate

During the nine months ended September 30, 2026, the gain on sale of real estate of $163.4 million primarily relates to the sale of two facilities in Idaho to affiliates of Intermountain Health, the Scion/Lifepoint Transaction, and the sale of five other facilities. During the nine months ended September 30, 2025, the gain on sale of real estate of $4.2 million relates to the sale of five facilities. See Note 3 to the condensed consolidated financial statements for further details.

Real Estate and Other Impairment Charges, Net

In the first nine months of 2026, we recognized $59.7 million of real estate and other impairment charges, primarily associated with our working capital loans to Insight and Tenor, negative fair value adjustments on our investments in three hospitals in Colombia, and non-real estate impairment charges for property taxes and other obligations not paid by our cash-basis tenants. In the same period of 2025, we recognized $159.3 million of real estate and other impairment charges, primarily associated with our investments in Prospect and three hospitals in Colombia, as well as ongoing property taxes and other obligations not paid by our cash-basis tenants.

Earnings from Equity Interests

Earnings from equity interests was $34.1 million for the nine months ended September 30, 2026, compared to $73.7 million for the same period in 2025. Our share of income in the Utah partnership included $11.2 million of positive fair value adjustments in the first nine months of 2026, primarily related to a fair value increase in real estate and interest rate swap, compared to a $34 million positive fair value adjustment in the first nine months of 2025.

Our share of income for the MEDIAN joint venture decreased in the first nine months of 2026 compared to 2025 primarily due to the deferred tax benefit recognized in the 2025 third quarter from the reduction in German tax rates.

Debt Refinancing and Unutilized Financing Benefit (Costs)

For the first nine months of 2026, we recognized a $70 million gain from the redemption of certain unsecured notes below par as part of the August 2026 debt refinancing. For the first three quarters of 2025, we incurred ($3.6) million of expense primarily as a result of the early redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026 - see Note 4 to the condensed consolidated financial statements for further discussion.

Other (Including Fair Value Adjustments on Securities)

Other income for the first nine months of 2026 was $11.0 million, compared to expense of ($171.1) million in the same period of the prior year. For 2026, we recognized approximately $11 million in favorable non-cash fair value adjustments from our investment in Aevis. For 2025, we recognized approximately $156 million in unfavorable non-cash fair value adjustments from our investments marked to fair value, primarily due to an approximate $147 million unfavorable adjustment to our investment in PHP Holdings and approximately $8 million related to our investment in Aevis.

Income Tax (Expense) Benefit

We typically incur income tax expense related to U.S. federal and state income taxes on our TRS entities, as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The $12.7 million income tax benefit for the nine months ended September 30, 2026, is largely due to moving seven additional U.K. property holding legal entities into our U.K. REIT that was formed on July 1, 2023. As part of this move, we adjusted the deferred tax liabilities associated with these entities, which resulted in an approximate $43 million one-time tax benefit in the first quarter of 2026. Going forward, these U.K. entities (like the others in the U.K. REIT) will be subject only to a withholding tax on earnings upon distribution out of the U.K. REIT. Excluding this one-time benefit, income tax expense for the first nine months of 2026 was in line with the $30.1 million income tax expense in the first nine months of 2025.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets are recorded to the extent we believe these assets will more likely than not be realized. In making such determination, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Based upon our review of all positive and negative evidence, including our three-year cumulative pre-tax book loss position in certain entities, we concluded that a valuation allowance of approximately $558 million should be reflected against certain of our international and domestic net deferred tax assets at September 30, 2026. In the future, if we determine that it is more likely than not that we will realize our net deferred tax assets, we will reverse the applicable portion of the valuation allowance, recognize an income tax benefit in the period in which such determination is made, and potentially incur higher income tax expense in future periods as income is earned.

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

The following table presents a reconciliation of net income (loss) attributable to MPT common stockholders to FFO and Normalized FFO for the three and nine months ended September 30, 2026 and 2025 (in thousands except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FFO information:
Net income (loss) attributable to MPT common stockholders	$201,583	$(77,730)	$231,815	$(294,362)
Participating securities’ share in earnings	(353)	(256)	(1,221)	(597)
Net income (loss), less participating securities’ share in earnings	$201,230	$(77,986)	$230,594	$(294,959)
Depreciation and amortization	85,530	82,242	257,433	240,465
(Gain) loss on sale of real estate	(155,452)	9,115	(159,990)	(4,156)
Real estate impairment charges	12,123	78,677	22,765	126,645
Funds from operations	$143,431	$92,048	$350,802	$67,995
Other impairment charges, net	13,756	6,976	39,549	40,487
Litigation, bankruptcy and other costs	2,413	(1,125)	5,480	11,078
Share-based compensation (fair value adjustments) (1)	(8,075)	3,457	(21,362)	3,444
Non-cash fair value adjustments	(18,206)	(12,066)	(21,539)	123,370
Tax rate changes and other	21	(12,091)	(45,134)	(10,970)
Debt refinancing and unutilized financing (benefit) costs	(69,524)	14	(69,524)	4,273
Normalized funds from operations	$63,816	$77,213	$238,272	$239,677
Per diluted share data:
Net income (loss), less participating securities’ share in earnings	$0.34	$(0.13)	$0.39	$(0.49)
Depreciation and amortization	0.14	0.14	0.43	0.40
(Gain) loss on sale of real estate	(0.26)	0.01	(0.27)	(0.01)
Real estate impairment charges	0.02	0.13	0.03	0.21
Funds from operations	$0.24	$0.15	$0.58	$0.11
Other impairment charges, net	0.02	0.01	0.07	0.06
Litigation, bankruptcy and other costs	0.01	—	0.01	0.02
Share-based compensation (fair value adjustments) (1)	(0.01)	0.01	(0.03)	0.01
Non-cash fair value adjustments	(0.03)	(0.02)	(0.04)	0.21
Tax rate changes and other	—	(0.02)	(0.07)	(0.02)
Debt refinancing and unutilized financing (benefit) costs	(0.12)	—	(0.12)	0.01
Normalized funds from operations	$0.11	$0.13	$0.40	$0.40

(1)
Total share-based compensation expense is $0.4 million and $12.3 million for the three months ended September 30, 2026 and 2025, respectively, and $5.8 million and $30.9 million for the nine months ended September 30, 2026 and 2025, respectively, (including certain awards that are to be settled in cash). Cash-settled awards are typically recorded in accordance with GAAP at fair value and remeasured at each balance sheet date until settlement. The resulting fluctuations, which are primarily driven by changes in our stock price rather than operational performance, can introduce significant volatility in our earnings. To enhance comparability and provide a more stable view of performance over time, NFFO reflects an additional expense of $8.1 million and a benefit of $3.5 million in the three months ended September 30, 2026 and 2025, respectively, and additional expense of $21.4 million and a benefit of $3.4 million in the nine months ended September 30, 2026 and 2025, respectively, to arrive at total share-based compensation expense using grant date fair value for all awards (including cash-settled awards) of $8.5 million and $8.9 million for the three months ended September 30, 2026 and 2025, respectively, and $27.2 million and $27.4 million for the nine months ended September 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

2026 Cash Flow Activity

During the first nine months of 2026, we generated approximately $89 million of cash flows from operating activities, which exceeded the first nine months of 2025 primarily due to more distributions from our real estate joint ventures (two years of dividends received from our Infracore joint venture in 2026 but none in 2025) and additional rent from cash basis tenants, partially offset by more interest paid in 2026 to-date versus 2025.

During the first nine months of 2026, our investing and financing activities included:

a)
on September 16, 2026, we completed the sale of two facilities in Idaho to affiliates of Intermountain Health for gross proceeds of $371 million;
b)
on August 10, 2026, we completed a privately negotiated issuance of $2.4 billion in new secured notes. Approximately $1.0 billion of proceeds from these new notes, in the form of cash, were used to pay off our 0.993% Senior Unsecured Notes due 2026 in full and to redeem approximately 27% of our 5.000% Senior Unsecured Notes due 2027. The remaining proceeds were in the form of a note exchange which retired a portion of our existing 2027, 2028, 2029, 2030, and 2031 senior unsecured notes, capturing a net discount of approximately $123 million;
c)
on August 12, 2026, the five properties in the Utah partnership were sold and the partnership was effectively terminated, which generated proceeds of approximately $174 million;
d)
during the 2026 third quarter and in connection with Infracore’s initial public offering (as discussed in Note 3 to the condensed consolidated financial statements), we sold approximately 0.7 million of our Infracore shares, resulting in total gross proceeds of approximately CHF 38 million and received approximately CHF 25 million from Infracore related to the repayment of an outstanding shareholder loan;
e)
the completion of the Scion/Lifepoint Transaction as further described in Note 3 to the condensed consolidated financial statements;
f)
additional disposal activity including the sale of five facilities for total proceeds of approximately $31 million, of which $12 million was received in advance of the sale in the first quarter of 2025;
g)
formally extending the revolving portion of our Credit Facility from June 30, 2026 to December 30, 2026, with an option to extend to June 30, 2027, subject to satisfaction of certain conditions;
h)
the closing of an acquisition of one property in Germany for approximately €23 million;
i)
the funding, net of repayments, of $62 million (net $12 million in the 2026 third quarter) in working capital loans to HSA (see Note 3 to the condensed consolidated financial statements for more detail); and
j)
progress towards the conclusion of the Prospect bankruptcy, which as discussed in Note 3 to the condensed consolidated financial statements, included Prospect’s bankruptcy plan becoming effective. During the period, we received approximately $62 million from Connecticut and Pennsylvania asset sales and collection of Connecticut accounts receivable, while funding the $64 million bankruptcy court approved funding commitment (as disclosed in our 2025 Annual Report). Although no assurances can be given as to the amount to be received or timing of such collections, we expect to collect our remaining loan of $64 million at September 30, 2026, from a combination of a) collection of remaining Connecticut accounts receivable and b) proceeds from certain of Prospect’s causes of action.

Debt Covenant Compliance

See Note 4 to the condensed consolidated financial statements for detail of our covenant requirements.

As of November 4, 2026, we are in compliance with all such financial and operating covenants.

2025 Cash Flow Activity

During the first nine months of 2025, we had approximately $70 million of cash flows from operating activities. We used these operating cash flows, proceeds from our Credit Facility, and proceeds from asset sales to fund our dividends and other investing activities. During the first nine months of 2025, we repaid the remaining outstanding balance of the British pound sterling term loan due 2025 of £493 million, with a combination of cash on hand and available capacity under our Credit Facility. We also completed a private offering of $1.5 billion in aggregate principal amount of senior secured notes due 2032 and €1.0 billion aggregate principal amount of senior secured notes due 2032. The net proceeds from the offering were approximately $2.5 billion after deducting discounts, commissions, and other offering related expenses. We used the net proceeds from the offering to fund the redemption of our 3.325% Senior Unsecured Notes due 2025, 2.500% Senior Unsecured Notes due 2026, and 5.250% Senior Unsecured Notes due 2026, with the remainder of net proceeds used to pay down our Credit Facility by approximately $800 million.

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

Over the next twelve months, we expect our monthly rent and interest receipts to increase with our contractually required annual escalations (including within our joint ventures), from the ramp up of cash rents to 100% of contractual rents due from certain tenants, and from the completion of certain development projects. We expect these rent and interest increases (including through distributions from our joint venture arrangements) to help offset the higher interest cost from the recently completed refinancing activities and any additional refinancing activities needed to address debt maturities coming due within the next twelve months; however, no assurances can be given as our expectation is predicated on the timely receipt of rent and interest from our tenants, particularly our cash basis tenants such as HSA.

We have $0.6 billion of cash on-hand as of November 4, 2026 and $1.2 billion of debt coming due within the next twelve months, inclusive of our existing Credit Facility and the remainder of our 5.000% Senior Unsecured Notes due 2027. We have a plan to address this near-term maturity through a combination of:

•
available cash on-hand;
•
entering into a new credit facility with a multi-year term. We plan to downsize the facility to a level more aligned with our current needs, which will create additional secured financing capacity for further refinancing activities noted below. We expect the covenant package on the new facility to give us greater flexibility to manage our capital structure as well;
•
issuing new USD, EUR, or GBP denominated secured debt securities; and
•
the possibility of additional asset sales.

In addition to our plan above, we have access to our ATM program for the sale of up to $500 million of our common stock, if needed.

We believe our plan discussed above and routine cash receipts of rent and interest, along with distributions from our joint ventures, can fund our short-term liquidity requirements.

Long-term Liquidity Requirements:

Our long-term liquidity requirements generally consist of the same requirements described above under "Short-term Liquidity Requirements" along with investments in real estate and the funding of debt maturities coming due after the next twelve months. At this time, we do not expect any material new investments of real estate in the foreseeable future.

As described previously, our monthly rent and interest receipts and distributions from our joint venture arrangements along with our current cash on-hand of approximately $0.6 billion at November 4, 2026, are typically enough to cover our short-term liquidity requirements. However, to further improve cash flows and to fund future debt maturities, including those coming due in the next 12 months discussed above, we will need to look to other sources, which may include one or a combination of the following:

•
entering into a new credit facility with a multi-year term - see discussion above for details;
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

Principal payments due on our debt (which exclude the effects of any discounts, premiums, or debt issue costs recorded) as of November 4, 2026 are expected to be as follows (in thousands):

2026	$382,280	(1)
2027	865,397
2028	605,531
2029	581,229
2030	394,773
Thereafter	6,560,819
Total	$9,390,029
(1)
Represents the outstanding balance of our revolving credit facility for which we have an option to extend to June 30, 2027 (if not refinanced prior to December 30, 2026), subject to the satisfaction of certain conditions - see Note 4 to the condensed consolidated financial statements for further details.

Contractual Commitments

We presented our contractual commitments in our 2025 Annual Report and updated our expectations in the 2026 second quarter Form 10-Q for significant changes through August 10, 2026. There have been no new significant developments since that time. See “Development and Capital Addition Activities” subheading in Note 3 to the condensed consolidated financial statements for a summary of our significant capital commitments.

Distribution Policy

The table below is a summary of our distributions declared (and paid in cash) during the two-year period ended September 30, 2026:

Declaration Date	Record Date	Date of Distribution	Distribution per Share
August 13, 2026	September 10, 2026	October 8, 2026	$0.09
May 28, 2026	June 18, 2026	July 16, 2026	$0.09
February 12, 2026	March 12, 2026	April 9, 2026	$0.09
November 17, 2025	December 11, 2025	January 8, 2026	$0.09
August 14, 2025	September 11, 2025	October 9, 2025	$0.08
May 29, 2025	June 18, 2025	July 17, 2025	$0.08
February 13, 2025	March 10, 2025	April 10, 2025	$0.08
November 21, 2024	December 12, 2024	January 9, 2025	$0.08

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, equity prices, and other market changes that affect market-sensitive instruments. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate or foreign currency exposure. For interest rate hedging, these decisions are principally based on our policy to match investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. For foreign currency hedging, these decisions are principally based on how our investments are financed, the long-term nature of our investments, the need to repatriate earnings back to the U.S., and the general trend in foreign currency exchange rates.

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

Interest Rate Sensitivity

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant. At September 30, 2026, our outstanding debt totaled $9.4 billion (excluding the effects of any discount, premium, or debt issue costs recorded), which consisted of fixed-rate debt of approximately $8.8 billion and variable rate debt of $0.6 billion. If market interest rates increase or decrease by 10% on our fixed rate debt, the fair value of our debt at September 30, 2026 would decrease or increase by approximately $290 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we decide to repurchase the debt in the open market.

If market rates of interest on our variable rate debt increase by 10%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by $3.5 million per year. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by $3.5 million per year. This assumes that the average amount outstanding under our variable rate debt for a year is $0.6 billion, the balance of such variable rate debt at September 30, 2026.

Foreign Currency Sensitivity

With our investments in the U.K., Germany, Spain, Italy, Portugal, Switzerland, Finland, and Colombia, we are subject to fluctuations in the British pound, euro, Swiss franc, and Colombian peso to U.S. dollar currency exchange rates. Although we generally deem investments in these countries to be of a long-term nature, are typically able to match any non-U.S. dollar borrowings with investments in such currencies, and historically have not needed to repatriate a material amount of earnings back to the U.S., increases or decreases in the value of the respective non-U.S. dollar currencies to U.S. dollar exchange rates may impact our financial condition and/or our results of operations. Based on our 2026 results to-date, a 10% increase or decrease in exchange rates would increase or decrease our net income by $12.0 million.

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

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors as presented in our 2025 Annual Report, other than the following:

Regulatory restrictions on healthcare REITs could adversely affect our business, results of operations, and financial condition.

Certain states have enacted, and other states are considering, laws and regulatory regimes that seek to increase oversight of transactions involving REIT ownership or leasing of healthcare facilities. These measures include, among other things, prohibitions on certain sale-leaseback transactions involving acute care hospitals; restrictions on the issuance of new hospital licenses for facilities leased from REITs; requirements that REIT investments be subject to enhanced transaction review and ongoing financial reporting obligations; and pre-transaction notice and review regimes applicable to certain healthcare transactions, including the sale, transfer, or lease of a material portion of a health care entity’s assets. Covered transactions may be subject to extended regulatory review periods, which could delay, condition, and/or increase the cost and complexity of completing such transactions. In addition, the Commonwealth of Massachusetts has recently passed legislation enabling, under certain conditions, the eminent domain taking of our replacement facility project in Norwood, Massachusetts (see “Development and Capital Addition Activities” subheading in Note 3 to the condensed consolidated financial statements). Although there is no certainty that the Commonwealth will pursue the taking of the Norwood facility, the Commonwealth’s eminent domain laws do require the payment of the fair market value of property as compensation. However, there is no certainty that such fair market value payment will be in line with our expectations, nor that it would be equal to or exceed our current net book value. Regardless of what the Commonwealth offers as compensation, Massachusetts law permits us to accept the compensation that is offered while retaining the right to seek additional compensation through an action filed with the Superior Court.

If these or similar regulatory restrictions are enforced by the different states, they could limit our ability to acquire and lease hospital properties, delay transactions, increase compliance costs, expose us to greater regulatory and legal risk, and adversely affect our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
None.
(b)
Not applicable.
(c)
Stock repurchases:

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2026:

Period	Total number of shares purchased(1) (in thousands)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2) (in thousands)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2026 - July 31, 2026	208	$4.61	—	$120,430
August 1, 2026 - August 31, 2026	—	$—	—	$120,430
September 1, 2026 - September 30, 2026	—	$—	—	$120,430
Total	208		—	$120,430
(1)
The number of shares purchased consists of shares of common stock tendered by employees to satisfy the employees’ tax withholding obligations arising as a result of vesting of restricted stock awards under the Equity Incentive Plan, which shares were purchased based on their fair market value on the vesting date.
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
(b)
None.
(c)
Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

4.1

Indenture, dated as of August 10, 2026, by and among Medical Properties Trust, Inc., MPT Operating Partnership, L.P., MPT Finance Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Medical Properties Trust, Inc. and MPT Operating Partnership, L.P. filed with the Securities and Exchange Commission on August 10, 2026)

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
J. Kevin Hanna
Senior Vice President, Controller, Assistant Treasurer, and Chief Accounting Officer of the sole member of the general partner of MPT Operating Partnership, L.P. (Principal Accounting Officer)

Date: November 6, 2026